Form 10-Q
period 2022-03-31
Yotta Acquisition Corp
filed 2022-06-03
CIK 1907730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number: 001-41357

Yotta Acquisition Corporation
(Exact name of registrant as specified in its charter)

Delaware	86-3374167
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1185 Avenue of the Americas, Suite 301 New York, NY 10036
(Address of principal executive offices)

(212) 612-1400
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units	YOTAU	The Nasdaq Stock Market LLC
Common Stock	YOTA	The Nasdaq Stock Market LLC
Warrants	YOTAW	The Nasdaq Stock Market LLC
Rights	YOTAR	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of May 31, 2022, there were 2,875,000 shares of the registrant’s common stock, $0.0001 par value, issued and outstanding.

YOTTA ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Financial Statements	1
Condensed Balance Sheets March 31, 2022 (Unaudited) and December 31, 2021	1
Unaudited Condensed Statements of Operations for the three months ended March 31, 2022 and for the period from March 8, 2021 (inception) through March 31, 2021	2
Unaudited Condensed Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2022 and for the period from March 8, 2021 (inception) through March 31, 2021	3
Unaudited Condensed Statements of Cash Flows for the three months ended March 31, 2022 and for the period from March 8, 2021 (inception) through March 31, 2021	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures About Market Risk	20
Item 4. Controls and Procedures	20

Part II. Other Information
Item 1. Legal Proceedings	21
Item 1A. Risk Factors	21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3. Defaults Upon Senior Securities	21
Item 4. Mine Safety Disclosures	21
Item 5. Other Information	21
Item 6. Exhibits	22

Signatures	23

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

YOTTA ACQUISITION CORPORATION
CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets:
Current Asset – cash	$150,991	$196,000
Deferred offering costs	149,609	99,600
Total Assets	$300,600	$295,600

Liabilities and Stockholder’s Equity (Deficit)
Current Liabilities
Accrued offering expenses	$22,100	$20,600
Accrued formation cost – related party	1,189	1,189
Accrued offering costs paid by related party	3,500	—
Franchise taxes payable	10,580	10,580
Promissory note – related party	250,000	250,000
Total current liabilities	287,369	282,369

Commitments and Contingencies– see Note 6

Stockholder’s Equity
Common stock, $0.0001 par value; 50,000,000 shares authorized; 2,874,999 shares issued and outstanding(1)(2)	287	287
Additional paid-in capital	24,713	24,713
Accumulated deficit	(11,769)	(11,769)
Total stockholder’s equity	13,231	13,231
Total Liabilities and Stockholder’s Equity	$300,600	$295,600

(1)	Includes up to 375,000 shares of common stock subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part (see Note 5). As a result of the underwriters’ full exercise of their over-allotment option on April 27, 2022, no insider shares are currently subject to forfeiture.
(2)	Shares have been retroactively restated to reflect the surrender of 1,150,000 shares without consideration by the sponsor on March 7, 2022 and a dividend, payable in shares of common stock, of two-thirds of one share of common stock for each share of common stock issued and outstanding on April 5, 2022 (Note 8).

The accompanying notes are an integral part of these unaudited condensed financial statements.

YOTTA ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31, 2022	For the Period from March 8, 2021 (inception) through March 31, 2021
Formation costs	$—	$—
Net loss	$—	$—
Basic and diluted weighted average shares outstanding(1)(2)	2,499,999	—
Basic and diluted net loss per share	$—	$—

(1)	Excludes up to 375,000 shares of common stock subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part (see Note 5). As a result of the underwriters’ full exercise of their over-allotment option on April 27, 2022, no insider shares are currently subject to forfeiture.

(2)	Shares have been retroactively restated to reflect the surrender of 1,150,000 shares without consideration by the sponsor on March 7, 2022 and a dividend, payable in shares of common stock, of two-thirds of one share of common stock for each share of common stock issued and outstanding on April 5, 2022 (Note 8).

The accompanying notes are an integral part of these unaudited condensed financial statements.

YOTTA ACQUISITION CORPORATION
UNAUDITED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

For the Three Month Ended March 31, 2022

	Common Stock		Additional Paid-In	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2022	2,874,999	$287	$24,713	$(11,769)	$13,231
Net loss	—	—	—	—	—
Balance as of March 31, 2022(1)(2)	2,874,999	$287	$24,713	$(11,769)	$13,231

For the period from March 8, 2021 (inception) through March 31, 2021

	Common Stock		Additional Paid-In	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance as of March 8, 2021 (inception)	—	$—	$—	$—	$—
Net loss	—	—	—	—	—
Balance as of March 31, 2021	—	$—	$—	$—	$—

(1)	Includes up to 375,000 shares of common stock subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part (see Note 5). As a result of the underwriters’ full exercise of their over-allotment option on April 27, 2022, no insider shares are currently subject to forfeiture.

(2)	Shares have been retroactively restated to reflect the surrender of 1,150,000 shares without consideration by the sponsor on March 7, 2022 and a dividend, payable in shares of common stock, of two-thirds of one share of common stock for each share of common stock issued and outstanding on April 5, 2022 (Note 8).

The accompanying notes are an integral part of these unaudited condensed financial statements.

YOTTA ACQUISITION CORPORATION
UNAUDITED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31, 2022	For the Period from March 8, 2021 (inception) through March 31, 2021
Cash Flows from Financing Activities:
Payment of deferred offering costs	$(45,009)	$—
Net cash used in financing activities	(45,009)	—

Net change in cash	(45,009)	—
Cash, beginning of the period	196,000	—
Cash, end of the period	$150,991	$—

Supplemental Disclosure of Cash Flow Information:
Deferred offering costs in accrued offering expenses	$22,100	$—
Deferred offering costs paid by related party	$3,500	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

YOTTA ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations

Yotta Acquisition Corporation (the “Company”) is a newly organized blank check company incorporated as a Delaware corporation on March 8, 2021. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (“Business Combination”). The Company intend to focus on target businesses in and around the high technology, blockchain and other general business industries globally.

As of March 31, 2022, the Company had not commenced any operations. All activities through March 31, 2022 are related to the Company’s formation and the proposed initial public offering (“IPO”), which are described below in Note 3. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Yotta Investments LLC (the “Sponsor”), a Delaware limited liability company.

The registration statement for the Company’s IPO became effective on April 19, 2022. On April 22, 2022, the Company consummated the IPO of 10,000,000 units (which does not include the exercise of the over-allotment option by the underwriters in the IPO) at an offering price of $10.00 per unit (the “Public Units’), generating gross proceeds of $100,000,000. Simultaneously with the IPO, the Company sold to its Sponsor 313,500 units at $10.00 per unit (the “Private Units”) in a private placement generating total gross proceeds of $3,135,000, which is described in Note 4.

Upon the closing of the IPO and the private placement on April 22, 2022, a total of $100,000,000 was placed in a trust account (the “Trust Account”) maintained by Continental Stock Transfer & Trust Company as a trustee and will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), and that invest only in direct U.S. government treasury obligations. These funds will not be released until the earlier of the completion of the initial Business Combination and the liquidation due to the Company’s failure to complete a Business Combination within the applicable period of time. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders. In addition, interest income earned on the funds in the Trust Account may be released to the Company to pay its income or other tax obligations. With these exceptions, expenses incurred by the Company may be paid prior to a business combination only from the net proceeds of the IPO and private placement not held in the Trust Account.

Pursuant to Nasdaq listing rules, the Company’s initial Business Combination must occur with one or more target businesses having an aggregate fair market value equal to at least 80% of the value of the funds in the Trust account (excluding any deferred underwriting discounts and commissions and taxes payable on the income earned on the Trust Account), which the Company refers to as the 80% test, at the time of the execution of a definitive agreement for its initial Business Combination, although the Company may structure a Business Combination with one or more target businesses whose fair market value significantly exceeds 80% of the trust account balance. If the Company is no longer listed on Nasdaq, it will not be required to satisfy the 80% test. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

The Company will provide its holders of the outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income tax obligations). The Public Shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the Proposed Offering in accordance with the Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor and any of the Company’s officers or directors that may hold Insider Shares (as defined in Note 5) (the “Initial Stockholders”) and the underwriters have agreed (a) to vote their Insider Shares, Private Shares (as defined in Note 4), Shares issued as underwriting commissions (see Note 6) and any Public Shares purchased during or after the IPO in favor of approving a Business Combination and (b) not to convert any shares (including the Insider Shares) in connection with a stockholder vote to approve, or sell the shares to the Company in any tender offer in connection with, a proposed Business Combination.

If the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Amended and Restated Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 20% or more of the Public Shares, without the prior consent of the Company.

The Initial Stockholders and underwriters have agreed (a) to waive their redemption rights with respect to the Insider Shares, Private Shares, and Public Shares held by them in connection with the completion of a Business Combination and (b) not to propose, or vote in favor of, an amendment to the Amended and Restated Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

The Company will have until 9 months (or up to 15 months if the time to complete a business combination is extended as described herein) from the closing of the IPO to consummate a Business Combination. In addition, if the Company anticipates that it may not be able to consummate initial business combination within 9 months, the Company’s insiders or their affiliates may, but are not obligated to, extend the period of time to consummate a business combination two times by an additional three months each time (for a total of 18 months to complete a business combination) (the “Combination Period”). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliate or designees must deposit into the Trust Account $1,000,000, or $1,150,000 if the underwriters’ over-allotment option is exercised in full ($0.10 per Public Share in either case or an aggregate of $2,000,000 (or $2,300,000 if the over-allotment option is exercised in full)), on or prior to the date of the applicable deadline.

If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest (which interest shall be net of taxes payable, and less certain amount of interest to pay dissolution expenses) divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor and the other Initial Stockholders have agreed to waive their liquidation rights with respect to the Insider Shares, and Private Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or the other Initial Stockholders acquires Public Shares in or after the IPO, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than $10.00.

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below $10.00 per Public Share, except as to any claims by a third party who executed a valid and enforceable agreement with the Company waiving any right, title, interest or claim of any kind they may have in or to any monies held in the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims.

Going Concern Consideration

As of March 31, 2022, the Company had cash of $150,991 and a working capital deficit of $136,378.

The Company expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The management’s plan in addressing this uncertainty is through the Working Capital Loans, as defined below (see Note 5). In addition, if the Company is unable to complete a Business Combination within the Combination Period, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such additional condition also raise substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s future financial position, results of its operations and/or search for a target company, there has not been a significant impact as of the date of these financial statements. The financial statements do not include any adjustments that might result from the future outcome of this uncertainty.

Additionally, as a result of the military action commenced in February 2022 by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. They should be read in conjunction with the Company’s Current Report on Form 8-K, as filed with the SEC on June 1, 2022. The interim results for the three months ended March 31, 2022 and the period from March 8, 2021(inception) through March 31, 2021 are not necessarily indicative of the results that may be expected through December 31, 2022 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

In preparing these financial statements in conformity with U.S. GAAP, the Company’s management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $150,991 and $196,000 in cash and none in cash equivalents as of March 31, 2022 and December 31, 2021, respectively.

Deferred Offering Costs

The Company complies with the requirements of FASB ASC Topic 340-10-S99-1, “Other Assets and Deferred Costs – SEC Materials” (“ASC 340-10-S99”) and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”. Deferred offering costs of $149,609 and $99,600 consisted of legal, accounting and other costs incurred through March 31, 2022 and December 31, 2021, respectively, were included in the total offering costs of $6,014,402 which were charged to stockholders’ equity upon the completion of the IPO on April 22, 2022.

Stock Compensation Expense

The Company accounts for stock-based compensation expense in accordance with ASC 718, “Compensation – Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date and recognized over the requisite service period. To the extent a stock-based award is subject to a performance condition, the amount of expense recorded in a given period, if any, reflects an assessment of the probability of achieving such performance condition, with compensation recognized once the event is deemed probable to occur. The fair value of equity awards has been estimated using a market approach. Forfeitures are recognized as incurred.

The Company’s Insider Shares were granted to certain independent directors subject to a performance condition, namely the occurrence of a Business Combination. This performance condition is considered in determining the grant date fair value of these instruments using Monte Carlo simulation. Compensation expense related to the Insider Shares is recognized only when the performance condition is probable of occurrence, or more specifically when a Business Combination is consummated. Therefore, no stock-based compensation expense has been recognized for the three month ended March 31, 2022 and for the period from March 8, 2021(inception) through March 31, 2021. The estimated fair value of the 16,666 shares granted to the Company’s directors was $123,900, or $7.38 per share.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company has identified the United States as its only “major” tax jurisdiction.

The Company may be subject to potential examination by federal and state taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The provision for income taxes was deemed to be immaterial for the three months ended March 31, 2022.

Net Loss Per Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture by the Initial Stockholders. Weighted average shares were reduced for the effect of an aggregate of 375,000 shares of common stock that are subject to forfeiture if the over-allotment option is not exercised in full by the underwriters (see Note 5). At March 31, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented. As a result of the underwriters’ full exercise of their over-allotment option on April 27, 2022, no insider shares are currently subject to forfeiture.

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The Company’s unaudited condensed statements of operations for subsequent periods will include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption is considered to be dividends paid to the public shareholders.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 825, “Financial Instruments,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. As discussed in Note 7, the Company determined that upon further review of the proposed form of warrant agreement, management concluded that the Public Warrants and Private Warrants to be issued pursuant to the warrant agreement qualify for equity accounting treatment.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. If it is probable that the equity instrument will become redeemable, we have the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The accretion or remeasurement will be treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital).

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. The amendments are effective for smaller reporting companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statement.

Note 3 — Initial Public Offering

Pursuant to the IPO on April 22, 2022, the Company sold 10,000,000 Public Units at $10.00 per Public Unit, generating gross proceeds of $100,000,000. Each Unit consists of one share of common stock, one right (“Public Right”) and one redeemable warrant (“Public Warrant”). Each Public Right will convert into one-tenth (1/10) of one share of common stock upon the consummation of a Business Combination. Each whole Public Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per whole share, subject to adjustment. Because the Warrants may only be exercised for whole numbers of shares, only an even number of warrants may be exercised. The Warrants will become exercisable on the later of the completion of the Company’s initial Business Combination or 12 months from the closing of the IPO, and will expire five years after the completion of the Company’s initial Business Combination or earlier upon redemption or liquidation.

All of the 10,000,000 Public Shares sold as part of the Public Units in the IPO contain a redemption feature which allows for the redemption of such Public Shares if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation, or in connection with the Company’s liquidation. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity.

The Company’s redeemable common stock is subject to SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The accretion or remeasurement is treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital).

Note 4 — Private Placement

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 313,500 Private Units at a price of $10.00 per Private Unit for an aggregate purchase price of $3,135,000 in a private placement. Each Private Unit will consist of one share of common stock (“Private Share”), one right (“Private Right”) and one redeemable warrant (“Private Warrant”). Each whole Private Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment. The Private Warrants will be identical to the Public Warrants except that the Private Warrants and the common shares issuable upon the exercise of the Private Warrants will not be transferable, assignable or saleable until after the completion of a Business Combination. The proceeds from the Private Units were added to the proceeds from the IPO to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Units and all underlying securities will expire worthless.

Note 5 — Related Party Transactions

Insider Shares

On December 28, 2021, the Company issued 2,875,000 shares of common stock to the Initial Stockholders (the “Insider Shares”) for an aggregated consideration of $25,000, or approximately $0.0087 per share.

On March 7, 2022, the Sponsor surrendered 1,150,000 shares of common stock without any consideration. On April 5, 2022, the Sponsor declared a dividend, payable in shares of common stock, of two-thirds of one share of common stock for each share of common stock issued and outstanding. As of April 22, 2022, there were 2,874,999 Insider Shares issued and outstanding, among which, up to 375,000 shares subject to forfeiture by the Initial Stockholders to the extent that the underwriters’ over-allotment is not exercised in full, so that the Initial Stockholders will collectively own 20% of the Company’s issued and outstanding shares after the IPO (assuming the Initial Stockholders do not purchase any Public Shares in the IPO and excluding the Private Units). As a result of the underwriters’ full exercise of their over-allotment option on April 27, 2022, no Insider Shares are currently subject to forfeiture (see Note 9).

The Initial Stockholders have agreed, subject to certain limited exceptions, not to transfer, assign or sell any of their Insider Shares until, with respect to 50% of the Insider Shares, the earlier of six months after the consummation of a Business Combination and the date on which the closing price of the common stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing after a Business Combination and, with respect to the remaining 50% of the Insider Shares, until the six months after the consummation of a Business Combination, or earlier, in either case, if, subsequent to a Business Combination, the Company completes a liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Promissory Note — Related Party

On December 28, 2021, the Sponsor agreed to loan the Company up to an aggregate amount of $500,000 to be used, in part, for transaction costs incurred in connection with the IPO (the “Promissory Note”). As of March 31, 2022 and December 31, 2021, $250,000 was outstanding under the Promissory Note. The Promissory Note is unsecured, interest-free and due on the earlier of August 31, 2022 or the closing of the IPO. The Company repaid the outstanding balance of $250,000 to the Sponsor on April 22, 2022.

Related Party Loans

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the Initial Stockholders or their affiliates may, but are not obligated to, loan us funds as may be required. If the Company completes an initial Business Combination, it will repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Certain amount of such loans may be converted into private at $10.00 per share at the option of the lender. As of April 22, 2022, the Company had no borrowings under the working capital loans.

Administrative Services Agreement

The Company entered into an agreement, commencing on April 19, 2022 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support. However, pursuant to the terms of such agreement, the Sponsor agreed to defer the payment of such monthly fee. Any such unpaid amount will accrue without interest and be due and payable no later than the date of the consummation of initial Business Combination.

Professional Services

An affiliate of the Sponsor provided professional services related to formation of the Company. The total amount of $1,189 was outstanding at March 31, 2022 and December 2022. In addition, the affiliate paid certain offering costs on behalf of the Sponsor, The total amount of $3,500 was outstanding as of March 31, 2022 and none as of December 31, 2021.

Other

Mr. Michael Lazar will serve as an independent director of the board beginning on the date of the prospectus, also is the Chief Executive Officer of Empire Filings, LLC, which is engaged by the Company to provide print and filing services. The Company paid a total of $15,000 for the IPO filings during the three months ended March 31, 2022 and will pay $1,000 per quarter for ongoing compliance filings.

Note 6 — Commitments and Contingencies

Registration Rights

The holders of the Insider Shares issued and outstanding as of April 19, 2022, as well as the holders of the private units and any shares of the Company’s insiders, officers, directors or their affiliates may be issued in payment of working capital loans and extension loans made to the Company (and any shares of common stock issuable upon the exercise of the warrants and conversion of the underlying the private rights), will be entitled to registration rights pursuant to an agreement signed on April 19, 2022. The holders of a majority of these securities are entitled to make up to two demands that we register such securities. The holders of the majority of the Insider Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the private units and units issued in payment of working capital loans made to us can elect to exercise these registration rights at any time commencing on the date that the Company consummate an initial business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of an initial business combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company has granted Chardan, the representative of the underwriters, a 45-day option from the date of this prospectus to purchase up to 1,500,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. On April 27, 2022, Chardan exercised the over-allotment option in full and purchased 1,500,000 additional Units (see Note 8).

The underwriters were paid a cash underwriting discount of 2.0% of the gross proceeds of the IPO, or $2,000,000. In addition, the underwriters will be entitled to a deferred fee of 3.5% of the gross proceeds of the IPO, or $3,500,000 (or $4,025,000 if the over-allotment option is exercised in full), which will be paid upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

Right of First Refusal

The Company has granted Chardan for a period of 18 months after the date of the consummation of the Company’s Business Combination, a right of first refusal to act as book-running manager, with at least 30% of the economics, or, in the case of a “three-handed” deal 20% of the economics, for any and all future public and private equity and debt offerings.

Note 7 — Stockholders’ Equity

Common Stock — The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. In March 2022, the Sponsor surrendered 1,150,000 shares of common stock without any consideration and in April 2022, the Sponsor declared a dividend, payable in shares of common stock, of two-thirds of one share of common stock for each share of common stock issued and outstanding. At April 22, 2022, there were 2,874,999 shares of common stock issued and outstanding, of which an aggregate of up to 375,000 shares are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full, so that the Initial Stockholders will own 20% of the issued and outstanding shares after the IPO (assuming the Initial Stockholders do not purchase any public units in the IPO and excluding the Private Shares underlying the Private Units). As a result of the underwriters’ full exercise of their over-allotment option on April 27, 2022, no Insider Shares are currently subject to forfeiture (see Note 8).

Rights — Each holder of a right will receive one-tenth (1/10) of one share of common stock upon consummation of a Business Combination, even if the holder of such right redeemed all shares held by it in connection with a Business Combination. No fractional shares will be issued upon conversion of the rights. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of a Business Combination, as the consideration related thereto has been included in the Unit purchase price paid for by investors in the IPO. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the common stock will receive in the transaction on an as-converted into common stock basis and each holder of a right will be required to affirmatively covert its rights in order to receive 1/10 share underlying each right (without paying additional consideration). The shares issuable upon conversion of the rights will be freely tradable (except to the extent held by affiliates of the Company).

If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of a Business Combination. Additionally, in no event will the Company be required to net cash settle the rights. Accordingly, holders of the rights might not receive the shares of common stock underlying the rights.

Pubic Warrants — Each redeemable Public Warrant entitles the holder thereof to purchase one share of common stock at a price of $11.50 per full share, and will become exercisable on the later of the completion of an initial Business Combination and 12 months from the closing of the IPO. However, no Public Warrants will be exercisable for cash unless the foregoing, if a registration statement covering the issuance of the common stock issuable upon exercise of the public warrants is not effective within 90 days from the closing of the Company’s initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. If an exemption from registration is not available, holders will not be able to exercise their warrants on a cashless basis. The warrants will expire five years from the closing of the Company’s initial Business Combination at 5:00 p.m., New York City time or earlier upon redemption or liquidation.

In addition, if (x) the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of the Company’s initial Business Combination at an issue price or effective issue price of less than $9.20 per share (with such issue price or effective issue price to be determined in good faith by the board of directors), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial Business Combination, and (z) the volume weighted average trading price of the Company’s common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Price”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the Market Price, and the $16.50 per share redemption trigger price described below will be adjusted (to the nearest cent) to be equal to 165% of the Market Value.

Once the Public Warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;

●	at a price of $0.01 per Public Warrant;

●	upon a minimum of 30 days’ prior written notice of redemption, which the Company refers to as the 30-day redemption period;

●	if, and only if, the last reported sale price of the Company’s common stock equals or exceeds $16.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the to the warrant holders.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. In such event, each holder would pay the exercise price by surrendering the whole warrants for that number of shares of common stock equal to the quotient obtained by dividing (x) the product of the number of shares of common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants.

Except as described above, no warrants will be exercisable and the Company will not be obligated to issue common stock unless at the time a holder seeks to exercise such warrant, a prospectus relating to the common stock issuable upon exercise of the warrants is current and the common stock have been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. Under the terms of the warrant agreement, the Company has agreed to use its best efforts to meet these conditions and to maintain a current prospectus relating to the common stock issuable upon exercise of the warrants until the expiration of the warrants. However, the Company cannot assure that it will be able to do so and, if the Company does not maintain a current prospectus relating to the common stock issuable upon exercise of the warrants, holders will be unable to exercise their warrants and the Company will not be required to settle any such warrant exercise. If the prospectus relating to the common stock issuable upon the exercise of the warrants is not current or if the common stock is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, the Company will not be required to net cash settle or cash settle the warrant exercise, the warrants may have no value, the market for the warrants may be limited and the warrants may expire worthless.

Private Warrants — The private warrants have terms and provisions that are identical to those of the warrants being sold as part of the units in this offering except that the private warrants will be entitled to registration rights. The private warrants (including the common stock issuable upon exercise of the private warrants) will not be transferable, assignable or saleable until after the completion of our initial business combination except to permitted transferees.

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statement was issued. Based on the review as further disclosed in the footnotes, management identified the following subsequent event requiring disclosure in the financial statements.

On April 5, 2022, the Sponsor declared a dividend, payable in shares of common stock, of two-thirds of one share of common stock for each share of common stock issued and outstanding.

On April 22, 2022, the Company consummated the IPO of 10,000,000 units (which does not include the exercise of the over-allotment option by the underwriters in the IPO) at an offering price of $10.00 per unit, generating gross proceeds of $100,000,000 (see Note 3). Simultaneously with the IPO, the Company sold to its Sponsor 313,500 units at $10.00 per unit in a private placement generating total gross proceeds of $3,135,000, which is described in Note 4.

On April 27, 2022, Chardan, as the representative of the underwriters, exercised the over-allotment option and purchased 1,500,000 Public Units at a price of $10.00 per Public Unit, generating gross proceeds of $15,000,000. Simultaneously with the closing of the over-allotment Units, the Company consummated the sale of an additional aggregate of 30,000 Private Units with the Sponsor at a price of $10.00 per Private Unit, generating total proceeds of $300,000. Total proceeds of $15,000,000 (net of underwriting fees of $300,000) from the sale of the over-allotment units and the additional Private Units were placed in the Trust Account.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (this “Quarterly Report”) to “we,” “us” or the “Company” refer to Yotta Acquisition Corporation References to our “management” or our “management team” refer to our officers and directors. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report, including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the search for an initial business combination, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s filings with the SEC can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in Delaware on March 8, 2021. We were formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more target businesses, which we refer to herein as our “initial business combination.” Our efforts to identify a prospective target business are not limited to any particular industry or geographic region, although we intend to focus on target businesses in and around the high technology, blockchain and other general business industries globally. We intend to utilize cash derived from the proceeds of our initial public offering (“IPO”) and the private placement of Private Units, our securities, debt or a combination of cash, securities and debt, in effecting our initial business combination.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through March 31, 2022 were organizational activities and those necessary to prepare, and consummate, for the IPO. We do not expect to generate any operating revenues until after the completion of our initial Business Combination.

We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended March 31, 2022 and for the period from March 8, 2021 (inception) through March 31, 2021, we did not incur any expenses, as such we had no net loss.

Liquidity and Capital Resources

On April 22, 2022, the Company consummated the IPO of 10,000,000 units (which does not include the exercise of the over-allotment option by the underwriters in the IPO) at an offering price of $10.00 per unit (the “Public Units’), generating gross proceeds of $100,000,000. Simultaneously with the IPO, the Company sold to its Sponsor 313,500 units at $10.00 per unit (the “Private Units”) in a private placement generating total gross proceeds of $3,135,000. The Private Units are identical to the Units sold in the IPO, except that the private warrants will be non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by their initial purchasers or their permitted transferees.

We granted the underwriters in the IPO a 45-day option to purchase up to 1,500,000 additional Units to cover over-allotments, if any. On April 27, 2022, the underwriters fully exercised the over-allotment option and purchased an additional 1,500,000 Units (the “Over-Allotment Units”), at a price of $10.00 per Unit, generating gross proceeds of $15,000,000. Simultaneously with the closing of the over-allotment Units, the Company consummated the sale of an additional aggregate of 30,000 Private Units with the Sponsor at a price of $10.00 per Private Unit, generating total proceeds of $300,000.

Following the IPO and the private placement (including the Over-Allotment Units and the Over-Allotment Private Units), a total of $115,000,000 was placed in a trust account located in the United States established for the benefit of the Company’s public stockholders (the “Trust Account”) maintained by Continental Stock Transfer & Trust Company as a trustee and will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, and that invest only in direct U.S. government treasury obligations. We intend to use substantially all of the funds held in the Trust Account, to acquire a target business and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect a Business Combination, the remaining funds held in the Trust Account will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of March 31, 2022, the Company had cash of $150,991 and a working capital deficit of $136,378. Upon the closing of IPO on April 22, 2022, we had cash of $929,798 not held in the Trust Account and a working capital of $706,818. Until consummation of the Business Combination, we intend to use the funds held outside the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination. If our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. In this event, our officers, directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we consummate an initial Business Combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to us upon consummation of the Business Combination. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. The terms of such loans by our initial shareholders, officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The management’s plan in addressing this uncertainty is through the Working Capital Loans, as defined below (see Note 5). In addition, if the Company is unable to complete a Business Combination within the Combination Period, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such additional condition also raise substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non- financial assets.

Contractual Obligations

Promissory Notes – Related Party

On December 28, 2021, the Sponsor agreed to loan us up to an aggregate amount of $500,000 to be used, in part, for transaction costs incurred in connection with the IPO (the “Promissory Note”). As of March 31, 2022 and December 31, 2021, $250,000 was outstanding under the Promissory Note. The Promissory Note is unsecured, interest-free and due on the earlier of August 31, 2022 or the closing of the IPO. We repaid the outstanding balance of $250,000 to the Sponsor on April 22, 2022.

Administrative Services Agreement

We intend to enter into an agreement, commencing on April 19, 2022 through the earlier of our consummation of a Business Combination and our liquidation, to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support. However, pursuant to the terms of such agreement, the Sponsor agreed to defer the payment of such monthly fee. Any such unpaid amount will accrue without interest and be due and payable no later than the date of the consummation of initial Business Combination.

Underwriting Agreement

Pursuant to an underwriting agreement in connection with the IPO, we granted the underwriters a 45-day option to purchase up to 1,500,000 additional Units to cover over-allotments at the IPO price, less the underwriting discounts and commissions. On April 27, 2022, the underwriters fully exercised the over-allotment option and purchased an additional 1,500,000 Units at an offering price of $10.00 per Unit for an aggregate purchase price of $15,000,000.

The underwriters were paid a cash underwriting discount of 2.0% of the gross proceeds of the IPO, or $2,000,000. In addition, the underwriters will be entitled to a deferred fee of 3.5% of the gross proceeds of the IPO, or $3,500,000 (or $4,025,000 if the over-allotment option is exercised in full), which will be paid upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

Right of First Refusal

We granted Chardan for a period of 18 months after the date of the consummation of the Company’s Business Combination, a right of first refusal to act as book-running manager, with at least 30% of the economics, or, in the case of a “three-handed” deal 20% of the economics, for any and all future public and private equity and debt offerings

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets. We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of shares of redeemable common stock are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

Warrants

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. We determined that upon further review of the proposed form of warrant agreement, management concluded that the Public Warrants and Private Warrants to be issued pursuant to the warrant agreement qualify for equity accounting treatment.

Net Income (Loss) Per Share

We comply with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. We then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any re-measurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders.

Offering Costs

We comply with the requirements of ASC 340 10 S99 1 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offering”. Offering costs were consisting principally of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the IPO and were charged to stockholders’ equity upon the completion of the IPO. We allocate offering costs between public shares and public rights based on the relative fair values of public shares and public rights.

Recent accounting pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. The amendments are effective for smaller reporting companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to make disclosures under this Item.

Item 4. Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to make disclosures under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 22, 2022, we consummated the IPO of 10,000,000 Units, each Unit consisting of one share of common stock, one redeemable warrant and one right, for $10.00 per Unit, generating gross proceeds of $100,000,000. Each warrant entitles the holder thereof to purchase one share of common stock at a price of $11.50 per share, subject to adjustment. Each right entitles the holder thereof to receive one-tenth (1/10) of a share of common stock upon the consummation of an initial business combination. We had granted the underwriters in the IPO a 45-day option to purchase up to 1,500,000 additional Units to cover over-allotments.

On April 25, 2022, the underwriters fully exercised the over-allotment option and purchased 1,500,000 Units at an offering price of $10.00 per Unit for an aggregate purchase price of $15,000,000 on April 27, 2022. The securities in the IPO, including the exercise by the underwriters of the over-allotment option, were registered under the Securities Act on a registration statement on Form S-1 (No. 333-263415). The SEC declared the registration statement effective on April 19, 2022.

On April 22, 2022, simultaneously with the closing of the IPO, we sold an aggregate of 313,500 Private Units in a private placement with the Sponsor, at a price of $10.00 per Private Unit, generating gross proceeds of $3,135,000. The Private Units are identical to the units sold in the IPO, except that (a) the Private Units and underlying securities will not be transferable, assignable or salable until the consummation of our initial business combination, except to permitted transferees, and (b) the private warrants, so long as they are held by the initial purchasers or their permitted transferees, (i) will not be redeemable by us, (ii) may be exercised by the holders on a cashless basis, and (iii) will be entitled to registration rights.

On April 27, 2022, simultaneously with the closing of the exercise of the over-allotment option, we consummated the sale of an additional aggregate of 30,000 Private Units in a private placement to the Sponsor, at a purchase price of $10.00 per Private Unit, generating gross proceeds of $300,000. The Private Units were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

A total of $115,000,000 of the net proceeds from the sale of the Units in the IPO and the private placement of the Private Units on April 22, 2022 and April 27, 2022 were deposited in a trust account established for the benefit of the Company’s public stockholders at JPMorgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, acting as trustee.

For a description of the use of the proceeds generated in our IPO, see Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

*	Filed herewith.
**	Furnished herewith. This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filings of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YOTTA ACQUISITION CORPORATION

Date: June 3, 2022	By:	/s/ Hui Chen
	Name:	Hui Chen
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: June 3, 2022	By:	/s/ Robert L. Labbe
	Name:	Robert L. Labbe
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)