Form 10-Q
period 2022-06-30
Yotta Acquisition Corp
filed 2022-08-22
CIK 1907730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 19, 2022, there were 14,718,499 shares of the registrant’s common stock, $0.0001 par value, issued and outstanding.

YOTTA ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Financial Statements	1
Condensed Balance Sheets as of June 30, 2022 (unaudited) and December 31, 2021	1
Unaudited Condensed Statements of Operations for the three and six months ended June 30, 2022, for the three months ended June 30, 2021 and for the period from March 8, 2021 (inception) through June 30, 2021	2
Unaudited Condensed Statements of Changes in Stockholders’ Deficit for the six months ended June 30, 2022 and for the period from March 8, 2021 (inception) through June 30, 2021	3
Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2022 and for the period from March 8, 2021 (inception) through June 30, 2021	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	22
Item 4. Controls and Procedures	22

Part II. Other Information
Item 1. Legal Proceedings	23
Item 1A. Risk Factors	23
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3. Defaults Upon Senior Securities	23
Item 4. Mine Safety Disclosures	23
Item 5. Other Information	23
Item 6. Exhibits	24

Signatures	25

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

YOTTA ACQUISITION CORPORATION
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021 (Audited)
Assets
Current Assets
Cash	$386,487	$196,000
Prepaid expenses	249,483	—
Deferred offering costs	—	99,600
Total Current Assets	635,970	295,600

Investments held in Trust Account	115,139,177	—
Total Assets	$115,775,147	$295,600

Liabilities, Redeemable Common Stock, and Stockholder’s Equity (Deficit)
Current Liabilities
Accrued expenses	$26,500	$21,789
Franchise tax accrual	36,188	10,580
Income taxes payable	23,849	—
Promissory note - related party	—	250,000
Total Current Liabilities	86,537	282,369

Deferred underwriting fee payable	4,025,000	—
Total Liabilities	4,111,537	282,369

Commitments and Contingencies

Common stock subject to possible redemption, 11,500,000 shares at conversion value of $10.01 per share	115,139,177	—

Stockholders’ Equity (Deficit)
Common stock, $0.0001 par value; 50,000,000 shares authorized; 3,218,499 and 2,874,999 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively (excluding 11,500,000 and 0 shares subject to possible redemption, respectively)	321	287
Additional paid-in capital	—	24,713
Accumulated deficit	(3,475,888)	(11,769)
Total Stockholders’ Equity (Deficit)	(3,475,567)	13,231
Total Liabilities, Redeemable Common Stock, and Stockholders’ Equity (Deficit)	$115,775,147	$295,600

The accompanying notes are an integral part of these unaudited condensed financial statements.

YOTTA ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three months ended June 30,		Six months ended June 30,	For the period from March 8, 2021 (inception) through June 30,
	2022	2021	2022	2021
General and administrative expenses	$135,547	$—	$135,547	$—
Loss from operations	(135,547)		(135,547)

Other income
Interest earned on investment held in Trust Account	139,177	—	139,177	—
Net income before income taxes	3,630		3,630

Income taxes provision	(23,849)	—	(23,849)	—
Net loss	$(20,219)	$—	$(20,219)	$—

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	8,733,333	—	4,366,667	—

Basic and diluted Net loss per share, common stock subject to possible redemption	$(0.00)	—	(0.00)	—

Basic and diluted weighted average shares outstanding, common stock attributable to Yotta Acquisition Corporation	3,028,349	—	2,764,174	—

Basic and diluted net loss per share, common stock attributable to Yotta Acquisition Corporation	$(0.00)	$—	$(0.00)	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

YOTTA ACQUISITION CORPORATION
UNAUDITED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

Three and Six Months Ended June 30, 2022

	Common stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	capital	deficit	deficit
Balance as of January 1, 2022	2,874,999	$287	$24,713	$(11,769)	$13,231

Net loss	—	—	—	—	—
Balance as of March 31, 2022	2,874,999	$287	$24,713	$(11,769)	$13,231

Sale of private placement units	343,500	34	3,434,966	—	3,435,000

Proceeds allocated to Public Warrants classified as equity	—	—	690,000	—	690,000

Proceeds allocated to Public Rights classified as equity	—	—	8,280,000	—	8,280,000

Offering costs allocated to Public Warrants and Public Rights classified as equity	—	—	(527,624)	—	(527,624)

Remeasurement of common stock to redemption value	—	—	(11,902,055)	(3,443,900)	(15,345,955)

Net loss	—	—	—	(20,219)	(20,219)
Balance as of June 30, 2022	3,218,499	$321	$—	$(3,475,888)	$(3,475,567)

Three and Six Months Ended June 30, 2021

	Common Stock		Additional Paid-In	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Deficit	Deficit
Balance as of March 8, 2021 (inception)	—	$—	$—	$—	$—

Net loss	—	—	—	—	—
Balance as of March 31, 2021	—	—	—	—	—

Net loss	—	—	—	—	—
Balance as of June 30, 2021	—	$—	$—	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

YOTTA ACQUISITION CORPORATION
UNAUDITED STATEMENTS OF CASH FLOWS

	Six months ended June 30, 2022	For the period from March 8, 2021 (inception) through June 30, 2021
Cash flows from operating activities:
Net loss	$(20,219)	$—
Adjustments to reconcile net cash used in operating activities:
Interest earned on investment held in Trust Account	(139,177)	—
Changes in operating assets and liabilities:
Prepaid expenses	(249,483)	—
Accounts payable and accrued expenses	4,711	—
Income tax payable	23,849	—
Franchise tax payable	25,608
Net cash used in operating activities	(354,711)	—

Cash Flows from Investing Activities:
Purchase of investment held in Trust Account	(115,000,000)	—
Net cash used in investing activities	(115,000,000)	—

Cash Flows from Financing Activities:
Proceeds from promissory note- related party	—	250,000
Proceeds from sale of public units through public offering	115,000,000	—
Proceeds from sale of private placement units	3,435,000	—
Repayment of promissory note to related party	(250,000)	—
Payment of underwriters’ commissions	(2,300,000)	—
Payment of deferred offering costs	(339,802)	—
Net cash provided by financing activities	115,545,198	250,000

Net change in cash	190,487	250,000
Cash, beginning of the period	196,000	—
Cash, end of the period	$386,487	$250,000
Supplemental Disclosure of Non-cash Financing Activities
Initial classification of common stock subject to redemption	$106,030,000	$—
Deferred underwriting fee	$4,025,000	$—
Remeasurement of common stock to redemption value	$15,345,955	$—

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

As of June 30, 2022, the Company had not commenced any operations. All activities through June 30, 2022 are related to the Company’s formation and the initial public offering (“IPO” as described below in Note 3) and, subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Yotta Investments LLC (the “Sponsor”), a Delaware limited liability company.

The registration statement for the Company’s IPO became effective on April 19, 2022. On April 22, 2022, the Company consummated the IPO of 10,000,000 units at an offering price of $10.00 per unit (the “Public Units’), generating gross proceeds of $100,000,000. Simultaneously with the IPO, the Company sold to its Sponsor 313,500 units at $10.00 per unit (the “Private Units”) in a private placement generating total gross proceeds of $3,135,000, which is described in Note 4.

The Company granted the underwriters a 45-day option to purchase up to 1,500,000 additional Public Units to cover over-allotments, if any. On April 27, 2022, the underwriters exercised the over-allotment option in full and purchased 1,500,000 Public Units at a price of $10.00 per Public Unit, generating gross proceeds of $15,000,000. Simultaneously with the closing of the over-allotment option, the Company consummated the sale of an additional aggregate of 30,000 Private Units with the Sponsor at a price of $10.00 per Private Unit, generating total proceeds of $300,000.

Transaction costs amounted to $6,764,402, consisting $2,300,000 of underwriting fees, $4,025,000 of deferred underwriting fees (payable only upon completion of a Business Combination) and $439,402 of other offering costs.

Upon the closing of the IPO and the private placement on April 22, 2022, and the exercise of the over-allotment option and the sale of the additional Private Units on April 27, 2022, a total of $115,000,000 was placed in a trust account (the “Trust Account”) maintained by Continental Stock Transfer & Trust Company as a trustee and will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), and that invest only in direct U.S. government treasury obligations. These funds will not be released until the earlier of the completion of the initial Business Combination and the liquidation due to the Company’s failure to complete a Business Combination within the applicable period of time. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders. In addition, interest income earned on the funds in the Trust Account may be released to the Company to pay its income or other tax obligations. With these exceptions, expenses incurred by the Company may be paid prior to a business combination only from the net proceeds of the IPO and private placement not held in the Trust Account.

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

Going Concern Consideration

As of June 30, 2022, the Company had cash of $386,487 and a working capital of $609,470 (excluding income tax and franchise tax payable).

The Company has 9 months from the closing of the IPO to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution.

The Company expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The management’s plan in addressing this uncertainty is through the Working Capital Loans, as defined below (see Note 5). In addition, if the Company is unable to complete a Business Combination within the Combination Period (by January 27, 2023), the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such additional condition also raise substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements under GAAP and the rules of the SEC. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. They should be read in conjunction with the Company’s Current Report on Form 8-K, as filed with the SEC on June 1, 2022. The interim results for the three months and six months ended June 30, 2022, and for the three months ended June 30, 2021 and for the period from March 8, 2021 (inception) through June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2022 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $386,487 and $196,000 in cash and none in cash equivalents as of June 30, 2022 and December 31, 2021, respectively.

Deferred Offering Costs

The Company complies with the requirements of FASB ASC Topic 340-10-S99-1, “Other Assets and Deferred Costs – SEC Materials” (“ASC 340-10-S99”) and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”. Deferred offering costs of $6,764,402 consisted of legal, accounting and other costs that were directly related to the IPO were charged to stockholders’ equity upon the completion of the IPO and exercise of over-allotment option on April 22, 2022 and April 27, 2022, respectively.

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

The Company’s Insider Shares were granted to certain independent directors subject to a performance condition, namely the occurrence of a Business Combination. This performance condition is considered in determining the grant date fair value of these instruments using Monte Carlo simulation. Compensation expense related to the Insider Shares is recognized only when the performance condition is probable of occurrence, or more specifically when a Business Combination is consummated. Therefore, no stock-based compensation expense has been recognized for the three and six months ended June 30, 2022. The estimated fair value of the 16,666 shares granted to the Company’s directors was $123,900, or $7.38 per share.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

The Company’s effective tax rate was 657% and 0.00% for the three months ended June 30, 2022 and 2021, respectively, and 657% and 0.00% for the six months ended June 30, 2022 and for the period from March 8, 2021 (inception) through June 30, 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended June 30, 2022 and 2021, for the six months ended June 30, 2022 and for the period from March 8, 2021 (inception) through June 30, 2021, due to the valuation allowance on the deferred tax assets.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

Net Income (Loss) Per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The Company’s unaudited condensed statements of operations for subsequent periods will include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture by the Initial Stockholders. At June 30, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Net loss per common share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. As the Public Shares are considered to be redeemable at fair value, and a redemption at fair value does not amount to a distribution different than other stockholders, redeemable and non-redeemable common stock are presented as one class of stock in calculating net income (loss) per share. The Company has not considered the effect of the warrants sold in the IPO and private placement to purchase an aggregate of 11,843,500 shares in the calculation of diluted income (loss) per share, since the exercise of the warrants are contingent upon the occurrence of future events.

The Net loss per share presented in the unaudited condensed statement of operations is based on the following:

	Three months ended June 30, 2022
	Redeemable shares	Non-redeemable shares
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss	$(15,013)	$(5,206)

Denominators:
Weighted-average shares outstanding	8,733,333	3,028,349
Basic and diluted net loss per share	$(0.00)	$(0.00)

	Six months ended June 30, 2022
	Redeemable shares	Non-redeemable shares
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss	$(12,381)	$(7,838)

Denominators:
Weighted-average shares outstanding	4,366,667	2,764,174
Basic and diluted net loss per share	$(0.00)	$(0.00)

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

Investments Held in Trust Account

Upon the closing of the IPO and the private placement on April 22, 2022, and the exercise of the over-allotment option and the sale of the additional Private Units on April 27, 2022, an amount of $115,000,000 was placed in the Trust Account and may be invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of the initial Business Combination; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination within 9 months from the closing of the IPO or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity; or (iii) absent an initial Business Combination within 9 months from the closing of the IPO, the return of the funds held in the Trust Account to the public shareholders as part of redemption of the public shares.

The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Note 3 — Initial Public Offering

Pursuant to the IPO on April 22, 2022, the Company sold 10,000,000 Public Units at $10.00 per Public Unit, generating gross proceeds of $100,000,000. The Company granted the underwriters a 45-day option to purchase up to 1,500,000 additional Public Units to cover over-allotments, if any. On April 27, 2022, the underwriters exercised the over-allotment option in full and purchased 1,500,000 Public Units at a price of $10.00 per Public Unit, generating gross proceeds of $15,000,000. Each Unit consists of one share of common stock, one right (“Public Right”) and one redeemable warrant (“Public Warrant”). Each Public Right will convert into one-tenth (1/10) of one share of common stock upon the consummation of a Business Combination. Each whole Public Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per whole share, subject to adjustment. Because the Warrants may only be exercised for whole numbers of shares, only an even number of warrants may be exercised. The Warrants will become exercisable on the later of the completion of the Company’s initial Business Combination or 12 months from the closing of the IPO, and will expire five years after the completion of the Company’s initial Business Combination or earlier upon redemption or liquidation.

All of the 11,500,000 Public Shares sold as part of the Public Units in the IPO contain a redemption feature which allows for the redemption of such Public Shares if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation, or in connection with the Company’s liquidation. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity.

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

As of June 30, 2022, the shares of common stock reflected on the balance sheet are reconciled in the following table.

As of June 30, 2022
Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Warrants	(690,000)
Proceeds allocated to Public Rights	(8,280,000)
Offering costs of Public Shares	(6,236,778)
Plus:
Accretion of carrying value to redemption value	15,345,955
Common stock subject to possible redemption	$115,139,177

Note 4 — Private Placement

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 313,500 Private Units at a price of $10.00 per Private Unit for an aggregate purchase price of $3,135,000 in a private placement. Simultaneously with the closing of the over-allotment option, the Company consummated the sale of an additional aggregate of 30,000 Private Units with the Sponsor at a price of $10.00 per Private Unit, generating total proceeds of $300,000. Each Private Unit will consist of one share of common stock (“Private Share”), one right (“Private Right”) and one redeemable warrant (“Private Warrant”). Each whole Private Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment. The Private Warrants will be identical to the Public Warrants except that the Private Warrants and the common shares issuable upon the exercise of the Private Warrants will not be transferable, assignable or saleable until after the completion of a Business Combination. The proceeds from the Private Units were added to the proceeds from the IPO to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Units and all underlying securities will expire worthless.

Note 5 — Related Party Transactions

Insider Shares

On December 28, 2021, the Company issued 2,875,000 shares of common stock to the Initial Stockholders (the “Insider Shares”) for an aggregated consideration of $25,000, or approximately $0.0087 per share. Such shares included up to 375,000 shares subject to forfeiture by the Initial Stockholders to the extent that the underwriters’ over-allotment is not exercised in full, so that the Initial Stockholders would collectively own 20% of the Company’s issued and outstanding shares after the IPO (assuming the Initial Stockholders did not purchase any Public Shares in the IPO and excluding the Private Units).

On March 7, 2022, the Sponsor surrendered 1,150,000 shares of common stock without any consideration. On April 5, 2022, the Sponsor declared a dividend, payable in shares of common stock, of two-thirds of one share of common stock for each share of common stock issued and outstanding. As a result of the underwriters’ full exercise of their over-allotment option on April 27, 2022, no Insider Shares are currently subject to forfeiture. As of June 30, 2022, there were 3,218,499 Insider Shares issued and outstanding.

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

Related Party Loans

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the Initial Stockholders or their affiliates may, but are not obligated to, loan us funds as may be required. If the Company completes an initial Business Combination, it will repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Certain amount of such loans may be converted into private at $10.00 per share at the option of the lender. As of June 30, 2022, the Company had no borrowings under the working capital loans.

Administrative Services Agreement

The Company entered into an agreement, commencing on April 19, 2022 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support. However, pursuant to the terms of such agreement, the Sponsor agreed to defer the payment of such monthly fee. Any such unpaid amount will accrue without interest and be due and payable no later than the date of the consummation of initial Business Combination. For the three months and six months ended June 30, 2022, the Company incurred $20,000 and $20,000, respectively, in fees for these services, of which $20,000 and none were included in accrued expenses in the accompanying condensed balance sheets June 30, 2022 and December 31, 2021, respectively.

Professional Services

An affiliate of the Sponsor provided professional services related to formation of the Company. In addition, the affiliate paid certain offering costs on behalf of the Sponsor. There was no amount outstanding as of June 30, 2022 and $1,189 due to related party as of December 31, 2021.

Other

Mr. Michael Lazar will serve as an independent director of the board beginning on the date of the prospectus, also is the Chief Executive Officer of Empire Filings, LLC, which is engaged by the Company to provide print and filing services. The Company paid $3,550 and $18,550 during the three months and six months ended June 30, 2022, respectively, and will pay $1,000 per quarter for ongoing compliance filings.

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

Underwriting Agreement

The Company has granted Chardan, the representative of the underwriters, a 45-day option from the date of this prospectus to purchase up to 1,500,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. On April 27, 2022, Chardan exercised the over-allotment option in full and purchased 1,500,000 additional Units.

The underwriters were paid a cash underwriting discount of 2.0% of the gross proceeds of the IPO (including the exercise of the over-allotment option), or $2,300,000. In addition, the underwriters will be entitled to a deferred fee of 3.5% of the gross proceeds of the IPO (including the exercise of the over-allotment option), $4,025,000 which will be paid upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

Right of First Refusal

The Company has granted Chardan for a period of 18 months after the date of the consummation of the Company’s Business Combination, a right of first refusal to act as book-running manager, with at least 30% of the economics, or, in the case of a “three-handed” deal 20% of the economics, for any and all future public and private equity and debt offerings.

Note 7 — Stockholders’ Equity

Common Stock — The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. In March 2022, the Sponsor surrendered 1,150,000 shares of common stock without any consideration and in April 2022, the Sponsor declared a dividend, payable in shares of common stock, of two-thirds of one share of common stock for each share of common stock issued and outstanding. As a result of the underwriters’ full exercise of their over-allotment option on April 27, 2022, no Insider Shares are currently subject to forfeiture. As of June 30, 2022, there were 3,218,499 Insider Shares issued and outstanding.

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

Public Warrants — Each redeemable Public Warrant entitles the holder thereof to purchase one share of common stock at a price of $11.50 per full share, and will become exercisable on the later of the completion of an initial Business Combination and 12 months from the closing of the IPO. However, no Public Warrants will be exercisable for cash unless the foregoing, if a registration statement covering the issuance of the common stock issuable upon exercise of the public warrants is not effective within 90 days from the closing of the Company’s initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. If an exemption from registration is not available, holders will not be able to exercise their warrants on a cashless basis. The warrants will expire five years from the closing of the Company’s initial Business Combination at 5:00 p.m., New York City time or earlier upon redemption or liquidation.

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

Note 8 — Fair Value Measurements

The fair value of the Company’s consolidated financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on the assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on June 30, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level 1	Level 2	Level 3	Total
Assets
Cash held in Trust Account	$115,139,177	$–	$–	$115,139,177
Total assets	$115,139,177	$–	$–	$115,139,177

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statement was issued. Based on the review as further disclosed in the footnotes, management did not any subsequent event requiring disclosure in the financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through June 30, 2022 were organizational activities and those necessary to prepare, and consummate, for the IPO and an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination.

We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months and six months ended June 30, 2022, we had net loss of $20,219 for both periods, which consisted of loss of approximately $135,547 derived from general and administrative expenses of approximately $109,939 and franchise tax expense of $25,608, offset by interest earned on marketable securities of approximately $139,177; income tax expense was $23,849 for each period.

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

As of June 30, 2022, we had marketable securities held in the Trust Account of $115,139,177. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2022, we did not withdraw any interest earned on the Trust Account to pay our taxes. We intend to use substantially all of the funds held in the Trust Account, to acquire a target business and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect a Business Combination, the remaining funds held in the Trust Account will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of June 30, 2022, the Company had cash of $386,487 outside the Trust Account and a working capital of $609,470 (excluding income tax and franchise tax payable). Until consummation of the Business Combination, we intend to use the funds held outside the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination. If our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. In this event, our officers, directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we consummate an initial Business Combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to us upon consummation of the Business Combination. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. The terms of such loans by our initial shareholders, officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The management’s plan in addressing this uncertainty is through the Working Capital Loans, as defined below (see Note 5). In addition, if the Company is unable to complete a Business Combination within the Combination Period (by January 27, 2023), the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination (within 9 months from the closing of IPO) will be successful within the Combination Period. As a result, management has determined that such additional condition also raise substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non- financial assets.

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

Underwriting Agreement

Upon closing of a Business Combination, the underwriters were paid a cash underwriting discount of 2.0% of the gross proceeds of the IPO, or $2,300,000. In addition, the underwriters will be entitled to a deferred fee of 3.5% of the gross proceeds of the IPO, or $4,025,000 which will be paid from the amounts held in the Trust Account solely in the event that we complete a Business Combination s Combination, subject to the terms of the underwriting agreement.

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

Net Income (Loss) Per Share

We comply with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. Net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. As the Public Shares are considered to be redeemable at fair value, and a redemption at fair value does not amount to a distribution different than other stockholders, redeemable and non-redeemable common stock are presented as one class of stock in calculating net income (loss) per share. The Company has not considered the effect of the warrants sold in the IPO and private placement to purchase an aggregate of 11,843,500 shares in the calculation of diluted income (loss) per share, since the exercise of the warrants are contingent upon the occurrence of future events. We then allocated the net income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

YOTTA ACQUISITION CORPORATION

Date: August 22, 2022	By:	/s/ Hui Chen
	Name:	Hui Chen
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 22, 2022	By:	/s/ Robert L. Labbe
	Name:	Robert L. Labbe
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)