Form 10-Q
period 2022-09-30
Yotta Acquisition Corp
filed 2022-11-07
CIK 1907730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 7, 2022, there were 14,718,499 shares of the registrant’s common stock, $0.0001 par value, issued and outstanding.

YOTTA ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Financial Statements	1
Condensed Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021	1
Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021 and for the period from March 8, 2021 (inception) through September 30, 2021	2
Unaudited Condensed Statements of Changes in Stockholders’ Deficit for the three and nine months ended September 30, 2022 and three months ended September 30, 2021 and for the period from March 8, 2021 (inception) through September 30, 2021	3
Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and for the period from March 8, 2021 (inception) through September 30, 2021	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	22
Item 4. Controls and Procedures	22

Part II. Other Information
Item 1. Legal Proceedings	23
Item 1A. Risk Factors	23
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3. Defaults Upon Senior Securities	23
Item 4. Mine Safety Disclosures	23
Item 5. Other Information	23
Item 6. Exhibits	24

Signatures	25

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

YOTTA ACQUISITION CORPORATION
CONDENSED BALANCE SHEETS

	September 30, 2022 (Unaudited)	December 31, 2021
Assets
Current Assets
Cash	$354,737	$196,000
Prepaid expenses	166,984	—
Deferred offering costs	—	99,600
Total Current Assets	521,721	295,600

Investments held in Trust Account	115,658,994	—
Total Assets	$116,180,715	$295,600

Liabilities, Redeemable Common Stock, and Stockholder’s Equity (Deficit)
Current Liabilities
Accrued expenses	$54,568	$21,789
Franchise tax accrual	61,796	10,580
Income taxes payable	127,633	—
Promissory note - related party	—	250,000
Total Current Liabilities	243,997	282,369

Deferred underwriting fee payable	4,025,000	—
Total Liabilities	4,268,997	282,369

Commitments and Contingencies (Note 6)

Common stock subject to possible redemption, 11,500,000 shares at conversion value of $10.06 per share as of September 30, 2022	115,658,994	—

Stockholders’ Equity (Deficit)
Common stock, $0.0001 par value; 50,000,000 shares authorized; 3,218,499 and 2,874,999 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively (excluding 11,500,000 and 0 shares subject to possible redemption, respectively)	321	287
Additional paid-in capital	—	24,713
Accumulated deficit	(3,747,597)	(11,769)
Total Stockholders’ (Deficit) Equity	(3,747,276)	13,231
Total Liabilities, Redeemable Common Stock, and Stockholders’ Equity (Deficit)	$116,180,715	$295,600

The accompanying notes are an integral part of these unaudited condensed financial statements.

YOTTA ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,	For the period from March 8, 2021 (inception) through September 30,
	2022	2021	2022	2021
General and administrative expenses	$167,925	$—	$303,472	$—
Loss from operations	(167,925)	—	(303,472)	—

Other income
Interest earned on investment held in Trust Account	519,818	—	658,994	—
Net income before income taxes	351,893		355,522

Income taxes provision	(103,784)	—	(127,633)	—
Net income	$248,109	$—	$227,889	$—

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	11,500,000	—	6,779,412	—

Basic and diluted net income per share, common stock subject to possible redemption	$0.02	$—	$0.02	$—

Basic and diluted weighted average shares outstanding, common stock	3,218,499	—	2,917,843	—

Basic and diluted net loss per share, common stock	$0.02	$—	$0.02	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

YOTTA ACQUISITION CORPORATION
UNAUDITED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

Three and Nine Months Ended September 30, 2022 (Unaudited)

	Common Stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	capital	deficit	deficit
Balance as of January 1, 2022	2,874,999	$287	$24,713	$(11,769)	$13,231
Net loss	—	—	—	—	—
Balance as of March 31, 2022	2,874,999	$287	$24,713	$(11,769)	$13,231
Sale of private placement units	343,500	34	3,434,966	—	3,435,000
Proceeds allocated to Public Warrants classified as equity	—	—	690,000	—	690,000
Proceeds allocated to Public Rights classified as equity	—	—	8,280,000	—	8,280,000
Offering costs allocated to Public Warrants and Public Rights classified as equity	—	—	(527,624)	—	(527,624)
Remeasurement of common stock to redemption value	—	—	(11,902,055)	(3,443,900)	(15,345,955)
Net loss	—	—	—	(20,219)	(20,219)
Balance as of June 30, 2022	3,218,499	$321	$—	$(3,475,888)	$(3,475,567)
Remeasurement of common stock to redemption value	—	—	—	(519,818)	(519,818)
Net income	—	—	—	248,109	248,109
Balance as of September 30, 2022	3,218,499	$321	$—	$(3,747,597)	$(3,747,276)

Three and Nine Months Ended September 30, 2021

	Common Stock		Additional Paid-In	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Deficit	Deficit
Balance as of March 8, 2021 (inception)	—	$—	$—	$—	$—
Net loss	—	—	—	—	—
Balance as of March 31, 2021	—	—	—	—	—
Net loss	—	—	—	—	—
Balance as of June 30, 2021	—	—	—	—	—
Net loss	—	—	—	—	—
Balance as of September 30, 2021	—	$—	$—	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

YOTTA ACQUISITION CORPORATION
UNAUDITED STATEMENTS OF CASH FLOWS

	Nine months ended September 30, 2022	For the period from March 8, 2021 (inception) through September 30, 2021
Cash flows from operating activities:
Net income	$227,889	$—
Adjustments to reconcile net cash used in operating activities:
Interest earned on investment held in Trust Account	(658,994)	—
Changes in operating assets and liabilities:
Prepaid expenses	(166,984)	—
Accounts payable and accrued expenses	32,779	—
Income tax payable	127,633	—
Franchise tax payable	51,216
Net cash used in operating activities	(386,461)	—

Cash Flows from Investing Activities:
Purchase of investment held in Trust Account	(115,000,000)	—
Net cash used in investing activities	(115,000,000)	—

Cash Flows from Financing Activities:
Proceeds from promissory note- related party	—	250,000
Proceeds from sale of public units through public offering	115,000,000	—
Proceeds from sale of private placement units	3,435,000	—
Repayment of promissory note to related party	(250,000)	—
Payment of underwriters’ commissions	(2,300,000)	—
Payment of deferred offering costs	(339,802)	—
Net cash provided by financing activities	115,545,198	250,000

Net change in cash	158,737	250,000
Cash, beginning of the period	196,000	—
Cash, end of the period	$354,737	$250,000
Supplemental Disclosure of Non-cash Financing Activities
Initial classification of common stock subject to redemption	$106,030,000	$—
Deferred underwriting fee	$4,025,000	$—
Remeasurement of common stock to redemption value	$15,865,772	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

YOTTA ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations

Organization and General

Yotta Acquisition Corporation (the “Company”) is a newly organized blank check company incorporated as a Delaware corporation on March 8, 2021. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (“Business Combination”). The Company intends to focus on target businesses in and around the high technology, blockchain and other general business industries globally.

As of September 30, 2022, the Company had not commenced any operations. All activities through September 30, 2022 are related to the Company’s formation and the initial public offering (“IPO” as described below in Note 3) and, subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Business Combination

On October 24, 2022, the Company, NaturalShrimp Incorporated, a Nevada corporation (the “NaturalShrimp”), the Company, and Yotta Merger Sub, Inc., a Nevada corporation (“Merger Sub”) and wholly-owned subsidiary of the Company, entered into a Merger Agreement (the “Agreement”), pursuant to which Merger Sub will merge with and into the NaturalShrimp (the “Merger”) with the NaturalShrimp as the surviving corporation of the Merger and becoming a wholly-owned subsidiary of the Company. In connection with the Merger, the Company will change its name to “NaturalShrimp, Incorporated” or such other name designated by NaturalShrimp by notice to the Company.

The Board of Directors of the Company has unanimously (i) approved and declared advisable the Agreement, the Merger and the other transactions contemplated thereby and (ii) resolved to recommend approval of the Agreement and related matters by the stockholders of the Company. At the closing of the Merger, the Company will issue 17.5 million shares of common stock to the former security holders of NaturalShrimp. In addition, the stockholders of Natural Shrimp are entitled to receive an additional 5.0 million common shares (current valuation of $50.0 million) based on achieving certain revenue targets for 2024 and 5 million common shares (current valuation of $50 million) based on achieving certain revenue targets for 2025. In the event the Company or NaturalShrimp validly terminates the Agreement because of a default by the other, a breakup fee of $3.0 million will be due to the terminating party.

The proposed business combination is expected to close in the first quarter of 2023, subject to the satisfaction of customary closing conditions, including the effectiveness of the registration statement on Form S-4 that the Company is required to file with the SEC, required Nasdaq approval, and the approval of the proposed transaction and the Agreement by a majority of the stockholders of the Company and NaturalShrimp.

Going Concern Consideration

As of September 30, 2022, the Company had cash of $354,737 and a working capital of $467,153 (excluding income tax and franchise tax payable).

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

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

At this time, it has been determined that none of the IR Act tax provisions have an impact to the Company's fiscal 2022 tax provision. The Company will continue to monitor for updates to the Company's business along with guidance issued with respect to the IR Act to determine whether any adjustments are needed to the Company's tax provision in future periods.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements under GAAP and the rules of the SEC. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. They should be read in conjunction with the Company’s Current Report on Form 8-K, as filed with the SEC on June 1, 2022. The interim results for the three months and nine months ended September 30, 2022, and for the three months ended September 30, 2021 and for the period from March 8, 2021 (inception) through September 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2022 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $354,737 and $196,000 in cash and none in cash equivalents as of September 30, 2022 and December 31, 2021, respectively.

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

The Company’s Insider Shares were granted to certain independent directors subject to a performance condition, namely the occurrence of a Business Combination. This performance condition is considered in determining the grant date fair value of these instruments using Monte Carlo simulation. Compensation expense related to the Insider Shares is recognized only when the performance condition is probable of occurrence, or more specifically when a Business Combination is consummated. Therefore, no stock-based compensation expense has been recognized for the three and nine months ended September 30, 2022 and the three months ended September 30, 2021 and for the period from March 8, 2021 (inception) through September 30, 2021. The estimated fair value of the 16,666 shares granted to the Company’s directors was $123,900, or $7.38 per share at September 30, 2022.

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

The Company’s effective tax rate was 29.49% and 0.00% for the three months ended September 30, 2022 and 2021, respectively, and 35.90% and 0.00% for the nine months ended September 30, 2022 and for the period from March 8, 2021 (inception) through September 30, 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended September 30, 2022 and 2021, for the nine months ended September 30, 2022 and for the period from March 8, 2021 (inception) through September 30, 2021, due to the valuation allowance on the deferred tax assets.

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

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through September 30, 2022.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) Per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The Company’s unaudited condensed statements of operations for subsequent periods will include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture by the Initial Stockholders. At September 30, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

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

The Net loss per share presented in the unaudited condensed statement of operations is based on the following:

	Three months ended September 30, 2022
	Redeemable shares	Non-redeemable shares
Basic and diluted net income per share:
Numerators:
Allocation of net income	$193,855	$54,254

Denominators:
Weighted-average shares outstanding	11,500,000	3,218,499
Basic and diluted net income per share	$0.02	$0.02

	Nine months ended September 30, 2022
	Redeemable shares	Non-redeemable shares
Basic and diluted net income per share:
Numerators:
Allocation of net income	$159,319	$68,570

Denominators:
Weighted-average shares outstanding	6,779,412	2,917,843
Basic and diluted net income per share	$0.02	$0.02

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

As of September 30, 2022, the shares of common stock reflected on the balance sheet are reconciled in the following table.

As of September 30, 2022
Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Warrants	(690,000)
Proceeds allocated to Public Rights	(8,280,000)
Offering costs of Public Shares	(6,236,778)
Plus:
Accretion of carrying value to redemption value	15,865,772
Common stock subject to possible redemption	$115,658,994

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

On March 7, 2022, the Sponsor surrendered 1,150,000 shares of common stock without any consideration. On April 5, 2022, the Sponsor declared a dividend, payable in shares of common stock, of two-thirds of one share of common stock for each share of common stock issued and outstanding. As a result of the underwriters’ full exercise of their over-allotment option on April 27, 2022, no Insider Shares are currently subject to forfeiture. As of September 30, 2022, there were 3,218,499 Insider Shares issued and outstanding.

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

Related Party Loans

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the Initial Stockholders or their affiliates may, but are not obligated to, loan us funds as may be required. If the Company completes an initial Business Combination, it will repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Certain amount of such loans may be converted into private at $10.00 per share at the option of the lender. As of September 30, 2022 and December 31, 2021, the Company had no borrowings under the working capital loans.

Administrative Services Agreement

The Company entered into an agreement, commencing on April 19, 2022 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support. However, pursuant to the terms of such agreement, the Sponsor agreed to defer the payment of such monthly fee. Any such unpaid amount will accrue without interest and be due and payable no later than the date of the consummation of initial Business Combination. For the three months and nine months ended September 30, 2022, the Company incurred $30,000 and $50,000, respectively, in fees for these services, of which $50,000 and none were included in accrued expenses in the accompanying condensed balance sheets September 30, 2022 and December 31, 2021, respectively.

Professional Services

An affiliate of the Sponsor provided professional services related to formation of the Company. In addition, the affiliate paid certain offering costs on behalf of the Sponsor. There was no amount outstanding as of September 30, 2022 and $1,189 due to related party which was included in the accrued expenses as of December 31, 2021.

Other

Mr. Michael Lazar will serve as an independent director of the board beginning on the date of the prospectus, also is the Chief Executive Officer of Empire Filings, LLC, which is engaged by the Company to provide print and filing services. The Company paid $3,550 and $18,550 during the three months and nine months ended September 30, 2022, respectively, and will pay $1,000 per quarter for ongoing compliance filings.

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

Note 7 — Stockholders’ Equity

Common Stock — The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. In March 2022, the Sponsor surrendered 1,150,000 shares of common stock without any consideration and in April 2022, the Sponsor declared a dividend, payable in shares of common stock, of two-thirds of one share of common stock for each share of common stock issued and outstanding. As a result of the underwriters’ full exercise of their over-allotment option on April 27, 2022, no Insider Shares are currently subject to forfeiture. As of September 30, 2022, there were 3,218,499 Insider Shares issued and outstanding.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on September 30, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level 1	Level 2	Level 3	Total
Assets
Marketable securities held in Trust Account	$115,658,994	$–	$–	$115,658,994
Total assets	$115,658,994	$–	$–	$115,658,994

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based on the review as further disclosed in the footnotes and except as disclosed below, management did not any subsequent event requiring disclosure in the financial statements.

On October 24, 2022, the Company, NaturalShrimp Incorporated, a Nevada corporation (the “NaturalShrimp”), and Yotta Merger Sub, Inc., a Nevada corporation (“Merger Sub”) and wholly-owned subsidiary of the Company, entered into a Merger Agreement (the “Agreement”), pursuant to which Merger Sub will merge with and into the NaturalShrimp (the “Merger”) with the NaturalShrimp as the surviving corporation of the Merger and becoming a wholly-owned subsidiary of the Company (See Note 1).

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

On October 24, 2022, the Company, NaturalShrimp Incorporated, a Nevada corporation (the “NaturalShrimp”), the Company, and Yotta Merger Sub, Inc., a Nevada corporation (“Merger Sub”) and wholly-owned subsidiary of the Company, entered into a Merger Agreement (the “Agreement”), pursuant to which Merger Sub will merge with and into the NaturalShrimp (the “Merger”) with the NaturalShrimp as the surviving corporation of the Merger and becoming a wholly-owned subsidiary of the Company. The Board of Directors of the Company has unanimously (i) approved and declared advisable the Agreement, the Merger and the other transactions contemplated thereby and (ii) resolved to recommend approval of the Agreement and related matters by the stockholders of the Company. At the closing of the Merger, the Company will issue 17.5 million shares of common stock, to the former security holders of NaturalShrimp. In the event the Company or NaturalShrimp validly terminates the Agreement because of a default by the other, a breakup fee of $3.0 million will be due to the terminating party.

The proposed business combination is expected to close in the first quarter of 2023, subject to the satisfaction of customary closing conditions, including the effectiveness of the registration statement on Form S-4 that the Company is required to file with the SEC, required Nasdaq approval, and the approval of the proposed Transaction and the Agreement by a majority of the stockholders of the Company and NaturalShrimp.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through September 30, 2022 were organizational activities and those necessary to prepare, and consummate, for the IPO and an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination.

We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended September 30, 2022, we had net income of $248,109, which consisted of loss of approximately $167,925 derived from general and administrative expenses of approximately $142,317 and franchise tax expense of $25,608, offset by interest earned on marketable securities of approximately $519,818; income tax expense was $103,784 for the three month period.

For the nine months ended September 30, 2022, we had net income of $227,889, which consisted of loss of approximately $303,472 derived from general and administrative expenses of approximately $252,256 and franchise tax expense of $51,216, offset by interest earned on marketable securities of approximately $658,994; income tax expense was $127,633 for the nine month period.

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

As of September 30, 2022, we had marketable securities held in the Trust Account of $115,658,994. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2022, we did not withdraw any interest earned on the Trust Account to pay our taxes. We intend to use substantially all of the funds held in the Trust Account, to acquire a target business and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect a Business Combination, the remaining funds held in the Trust Account will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of September 30, 2022, the Company had cash of $354,737 outside the Trust Account and a working capital of $467,153 (excluding income tax and franchise tax payable). Until consummation of the Business Combination, we intend to use the funds held outside the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination. If our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. In this event, our officers, directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we consummate an initial Business Combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to us upon consummation of the Business Combination. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. The terms of such loans by our initial shareholders, officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non- financial assets.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our IPO filed with the SEC on April 21, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not currently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our IPO filed with the SEC on April 21, 2022. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

YOTTA ACQUISITION CORPORATION

Date: November 7, 2022	By:	/s/ Hui Chen
	Name:	Hui Chen
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2022	By:	/s/ Robert L. Labbe
	Name:	Robert L. Labbe
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)