Form 10-K
period 2022-12-31
Yotta Acquisition Corp
filed 2023-03-10
CIK 1907730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number: 001-41357

Yotta Acquisition Corporation

(Exact name of registrant as specified in its charter)

Delaware	85-3374167
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1185 Avenue of the Americas, Suite 301 New York, NY	10036
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 612-1400

Securities registered pursuant to Section 12(b) of the Act:

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Units, each consisting of one share of Common Stock and one Redeemable Warrant and one Right	YOTAU	The Nasdaq Stock Market LLC
Common Stock, par value $0.0001 per share	YOTA	The Nasdaq Stock Market LLC
Redeemable Warrants, each warrant exercisable for one share of Common Stock at an exercise price of $11.50 per whole share	YOTAW	The Nasdaq Stock Market LLC
One Right to receive 1/10th of one share of Common Stock	YOTAR	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

At June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was $112,930,000.

As of March 10, 2023, there were 14,718,499 shares of the registrant’s common stock, $0.0001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

YOTTA ACQUISITION CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2022

i

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

●	ability to complete our initial business combination;

●	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	potential ability to obtain additional financing to complete our initial business combination;

●	pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	potential change in control if we acquire one or more target businesses for stock;

●	the potential liquidity and trading of our securities;

●	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	financial performance following our initial public offering.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable laws.

ii

PART I

ITEM 1. BUSINESS

In this Annual Report on Form 10-K (the “Form 10-K”), references to the “Company” and to “we,” “us,” and “our” refer to Yotta Acquisition Corporation.

Overview

We are a blank check company formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities, which we refer to throughout this report as our initial business combination. Our efforts to identify a target business will not be limited to a particular industry or geographic region, although we intend to focus on high technology, blockchain, software and hardware, ecommerce, social media and other general business industries globally.

On April 22, 2022, we consummated our initial public offering (the “IPO”) of 10,000,000 units (the “Units”). Each Unit consists of one share of common stock, $0.0001 par value per share (the “Common Stock”), and one redeemable warrant (the “Warrant”) entitling the holder thereof to purchase one share of Common Stock at an exercise price of $11.50 per share, and one right (“Right”) to receive one-tenth (1/10) of one share of Common Stock upon the consummation of an initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $100,000,000. Simultaneously with the closing of the IPO, we completed the private sale (the “Private Placement”) of 313,500 units (the “Private Units”) to Yotta Investment LLC (the “Sponsor”). The Private Shares are identical to the Units sold in the IPO except with respect to certain registration rights and transfer restrictions. The holders of the Private Units have agreed (A) to vote their insider shares, private shares underlying the Private Units (the “Private Shares”) and any public shares acquired by them in favor of any proposed business combination, (B) not to propose, or vote in favor of, an amendment to our certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 9 months (or up to 15 months, if we extend the time to complete a business combination as described in this report) from the closing of the IPO, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares, (C) not to redeem any shares (including the private shares) to receive cash from the trust account in connection with a stockholder vote to approve our proposed initial business combination (or sell any shares they hold to us in a tender offer in connection with a proposed initial business combination) or a vote to amend the provisions of our certificate of incorporation relating to the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 9 months (or up to 15 months, if we extend the time to complete a business combination as described in this report) from the closing of the IPO, and (D) that the private shares shall not be entitled to be redeemed for a pro rata portion of the funds held in the trust account if a business combination is not consummated.

In connection with the IPO, the underwriters were granted an option to purchase up to 1,150,000 additional Units to cover over-allotments, if any (the “Over-allotment Option”). On April 25, 2022, the underwriters fully exercised the Over-allotment Option, and April 27, 2022, the underwriters purchased 1,150,000 Units (the “Option Units”) generating gross proceeds of $11,500,000. Simultaneously with the issuance and sale of the Option Units, the Company completed the Private Placement sale of 30,000 Private Units at a purchase price of $10.00 per unit (the “Additional Private Units”), generating total proceeds of $300,000 (the “Private Placement Proceeds”).

As a result, a total of $115,000,000 of the net proceeds from the sale of Units in the IPO (including the Over-allotment Option) and the Private Units (including the Option Units) were placed in a trust account established for the benefit of the Company’s public stockholders maintained by Continental Stock Transfer & Trust Company, LLC, acting as trustee. None of the funds held in trust will be released from the trust account, other than interest income to pay any tax obligations, until the earlier of the completion of an initial business combination within the required time period or our entry into liquidation if we have not completed a business combination in the required time period. On June 27, 2022, our common stock, warrants and rights underlying the Units sold in our IPO began to trade separately on a voluntary basis.

Business Combination Agreement

On October 24, 2022, the Company entered into a Merger Agreement (the “Agreement”) by and among NaturalShrimp Incorporated, a Nevada corporation (the “Target”), the Company, and Yotta Merger Sub, Inc., a Nevada corporation (“Merger Sub”) and wholly-owned subsidiary of the Company, pursuant to which Merger Sub will merge with and into the Target (the “Business Combination”) with the Target as the surviving corporation of the Business Combination and becoming a wholly-owned subsidiary of the Company. In connection with the Business Combination, the Company will change its name to “NaturalShrimp, Incorporated” or such other name designated by the Target by notice to the Company. At the closing of the Business Combination, the Company will issue 17.5 million shares of Common Stock, to the former security holders of the Target. Following the closing of the Business Combination, the former securityholders of the Target will be entitled to receive up to 10,000,000 additional shares of Common Stock if, following the closing of the Business Combination, the Target meets or exceeds either of two annual revenue thresholds for each of the fiscal years ending on March 31, 2024 and March 31, 2025. After the closing of the Business Combination, if the Company meets or exceeds $15,000,000 in revenue (per its audited financial statements) for the fiscal year ending March 31, 2024, then the Company will issue 5,000,000 shares of Common Stock to the former securityholders of the Target. If the Company meets or exceeds $30,000,000 in revenue (per its audited financial statements) for the fiscal year ending March 31, 2025, then the Company will issue 5,000,000 shares of Common Stock to the former securityholders of the Target.

In the event the Company or the Target validly terminates the Agreement because of a default by the other, a breakup fee of $3.0 million will be due to the terminating party.

Extensions of Time Period to Complete a Business Combination and Outstanding Promissory Notes

On January 20, 2023, the Company issued an unsecured promissory note in the aggregate principal amount of $575,000 to our Sponsor in exchange for its depositing such amount into the Company’s trust account in order to extend the amount of time it has available to complete a business combination from January 22, 2023 to April 22, 2023. Pursuant to the terms of the Agreement, the Target paid one-half of the extension fee while the Company paid the other half.

On February 5, 2023, the Company issued an unsecured promissory note in the aggregate principal amount of $250,000 to our Sponsor in exchange for its depositing such amount into the Company’s operating account in order to meet the working capital needs of the company. The note does not bear interest and matures upon the closing of a business combination by the Company.

Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any substantive commercial business until we complete a business combination. We intend to utilize cash derived from the proceeds of the IPO and the private placement of Private Units, our capital stock, debt or a combination of these in effecting our initial business combination.

Selection of a Target Business and Structuring of Our Initial Business Combination

Subject to our management team’s fiduciary duties and the limitation that one or more target businesses have an aggregate fair market value of at least 80% of the value of the trust account (excluding any deferred underwriting discounts and taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination, as described below in more detail, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business. Additionally, there is no limitation on our ability to raise funds privately or through loans in connection with our initial business combination. We have not established any specific attributes or criteria (financial or otherwise) for prospective target businesses.

To the extent we effect our initial business combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. The valuation of a financially unstable company or early stage company can be more complicated than the calculation of a mature, stable company, and any valuation we make on such a company would be based, in part, on its prospects and how successful we believe the business will be once the company matures or is stabilized. Although our management will endeavor to evaluate the risks inherent in a particular target business, we may not properly ascertain or assess all significant risk factors.

Fair Market Value of Target Business

Pursuant to Nasdaq listing rules, our initial business combination must occur with one or more target businesses having an aggregate fair market value equal to at least 80% of the value of the funds in the trust account (excluding any deferred underwriting discounts and taxes payable on the income earned on the trust account), which we refer to as the 80% test, at the time of the execution of a definitive agreement for our initial business combination, although we may structure a business combination with one or more target businesses whose fair market value significantly exceeds 80% of the trust account balance. If we are no longer listed on Nasdaq, we will not be required to satisfy the 80% test.

Lack of Business Diversification

For an indefinite period of time after consummation of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By consummating our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

●	result in our dependency upon the performance of a single operating business or the development or market acceptance of a single or limited number of products, processes or services.

Limited Ability to Evaluate the Target Business’ Management Team

Although we scrutinized the management team of our target business, our assessment of the target business’ management team may not prove to be correct. In addition, the future management team may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business following our initial business combination remains to be determined. While it is possible that some of our key personnel will remain associated in senior management or advisory positions with us following our initial business combination, it is unlikely that they will devote their full time efforts to our affairs subsequent to our initial business combination. Moreover, they would only be able to remain with the company after the consummation of our initial business combination if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for them to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. While the personal and financial interests of our key personnel may influence their motivation in identifying and selecting a target business, their ability to remain with the company after the consummation of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. Additionally, our officers and directors may not have significant experience or knowledge relating to the operations of the particular target business.

Following our initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We may not have the ability to recruit additional managers, or that any such additional managers we do recruit will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we have encountered and will continue to encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have significant experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, the requirement that we acquire a target business or businesses having a fair market value equal to at least 80% of the value of the trust account (excluding any taxes payable) at the time of the agreement to enter into the business combination, and our obligation to pay cash in connection with our public stockholders who exercise their redemption rights, may not be viewed favorably by certain target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating our initial business combination.

Facilities

We currently maintain our principal executive offices at 1185 Avenue of the Americas, Suite 301, New York, NY 10036. The cost for this space is $10,000 per month, which will be paid to Yotta Investment LLC. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

Employees

We have two executive officers. They are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. We presently expect our executive officers to devote such amount of time as they reasonably believe is necessary to our business (which could range from only a few hours a week to a majority of their time). We do not intend to have any full time employees prior to the consummation of a business combination.

Periodic Reporting and Audited Financial Statements

We have registered our units, common stock, warrants and rights under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual report will contain financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target business as part of any proxy solicitation materials or tender offer documents sent to stockholders to assist them in assessing the target business. These financial statements will need to be prepared in accordance with or reconciled to United States GAAP or IFRS as issued by the IASB. A particular target business identified by us as a potential business combination candidate may not have the necessary financial statements. To the extent that this requirement cannot be met, we may not be able to consummate our initial business combination with the proposed target business.

We will be required by the Sarbanes-Oxley Act to have our internal control over financial reporting audited for the fiscal year ending December 31, 2022. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of their internal control over financial reporting. The development of the internal control over financial reporting of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such initial business combination.

We are an emerging growth company as defined in the JOBS Act and will remain such for up to five years. However, if our non-convertible debt issued within a three-year period or our total revenues exceed $1.07 billion or the market value of our shares of common stock that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year. As an emerging growth company, we have elected, under Section 107(b) of the JOBS Act, to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.

Potential Conflicts

Members of our management team who directly or indirectly own our securities may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Our officers and directors have agreed to present to us all target business opportunities that have a fair market value of at least 80% of the assets held in the trust account, subject to any fiduciary or contractual obligations they may have. As more fully discussed in “Directors, Executive Officers and Corporate Governance — Conflicts of Interest,” if any of our officers or directors becomes aware of an initial business combination opportunity that might be attractive to any entity to which he has fiduciary or contractual obligations, he may be required to present such initial business combination opportunity to such entity prior to presenting such initial business combination opportunity to us. For more information on the relevant pre-existing fiduciary duties or contractual obligations of our management team, see the section titled “Directors, Executive Officers and Corporate Governance — Conflicts of Interest.”

Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We do not own any real estate or other physical properties materially important to our operations. We maintain our principal executive offices at 1185 Avenue of the Americas, Suite 301, New York, NY. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Units began to trade on the Nasdaq Global Market, or Nasdaq, under the symbol “YOTAU” on April 20, 2022. The common stock, warrants, and rights comprising the Units began separate trading on Nasdaq on June 27, 2022, under the symbols “YOTA,” “YOTAW,” and “YOTAR” respectively.

Holders of Record

As of December 31, 2022, there were six holders of record of our common stock, two holders of record of our units, one holder of record of our separately traded warrants, and one holder of record of our separately traded rights. The number of record holders was determined from the records of our transfer agent.

Dividends

We have not paid any cash dividends on our shares of Common Stock to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

On October 24, 2022, the Company, NaturalShrimp Incorporated, a Nevada corporation (the “Target”), and Yotta Merger Sub, Inc., a Nevada corporation (“Merger Sub”) and wholly-owned subsidiary of the Company, entered into a Merger Agreement (the “Agreement”), pursuant to which Merger Sub will merge with and into the Target (the “Business Combination”) with the Target as the surviving corporation of the Business Combination and becoming a wholly-owned subsidiary of the Company. The Board of Directors of the Company has unanimously (i) approved and declared advisable the Agreement, the Business Combination and the other transactions contemplated thereby and (ii) resolved to recommend approval of the Agreement and related matters by the stockholders of the Company. At the closing of the Business Combination, the Company will issue 17.5 million shares of common stock, to the former security holders of the Target. In the event the Company or the Target validly terminates the Agreement because of a default by the other, a breakup fee of $3.0 million will be due to the terminating party.

The proposed business combination is subject to the satisfaction of customary closing conditions, including the effectiveness of the registration statement on Form S-4 that the Company is required to file with the SEC, required Nasdaq approval, and the approval of the proposed Transaction and the Agreement by a majority of the stockholders of the Company and the Target.

On January 20, 2023, the Company issued an unsecured promissory note in the aggregate principal amount of $575,000 to the Sponsor in exchange for its depositing such amount into the Company’s trust account in order to extend the time for the Company to complete the Business Combination from January 22, 2023 to April 22, 2023. Pursuant to the terms of the Agreement, the Target paid one-half of the extension fee while the Company paid the other half.

On January 20, 2023, the Company deposited $1,150,000 into the Trust Account (representing $0.10 per each share of redeemable common stock) to extend the time to complete the Business Combination by three months until April 22, 2023.

On February 5, 2023, the Company issued an unsecured promissory note in the aggregate principal amount of $250,000 to our Sponsor in exchange for its depositing such amount into the Company’s operating account in order to meet the working capital needs of the company. The note does not bear interest and matures upon the closing of a business combination by the Company.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through December 31, 2022 were organizational activities and those necessary to prepare, and consummate, for the IPO and an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination.

We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the year ended December 31, 2022, we had net income of $145,189, which consisted of loss of approximately $1,196,341 derived from general and administrative expenses of approximately $1,020,741, franchise tax expense of $175,600, offset by interest earned on marketable securities of approximately $1,651,461; income tax expense was $309,931 for the year.

For the period from March 8, 2021 (inception) through December 31, 2021, we had a net loss of $11,769, which was derived from general and administrative expenses of $1,189 and franchise tax expense of $10,580.

Liquidity and Going Concern

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

As of December 31, 2022, we had marketable securities held in the Trust Account of $116,651,461. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through December 31, 2022, we did not withdraw any interest earned on the Trust Account to pay our taxes. We intend to use substantially all of the funds held in the Trust Account, to acquire a target business and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect a Business Combination, the remaining funds held in the Trust Account will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of December 31, 2022, we had cash of $235,864 outside the Trust Account and a working capital deficit of $301,331(excluding income tax and franchise tax payable). On February 5, 2023, we issued an unsecured promissory note in the aggregate principal amount of $250,000 to our sponsor in order to meet our working capital needs. The note does not bear interest and matures upon the closing of a business combination by the Company. As result of depositing $1,150,000 into the Trust Account on January 20, 2022, the Company has 12 months (or up to 15 months if the time to complete a business combination is extended) from the closing of the IPO to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution.

The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. The Company may need to obtain additional financing either to complete its Business Combination or because it becomes obligated to redeem a significant number of public shares upon consummation of its Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. In addition, if the Company is unable to complete a Business Combination within the Combination Period (by April 22, 2023), the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such additional condition also raises substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non- financial assets.

Contractual Obligations

Administrative Services Agreement

We entered into an administrative services agreement dated April 19, 2022, commencing on April 19, 2022 through the earlier of our consummation of a Business Combination and our liquidation, to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support. However, pursuant to the terms of such agreement, the Sponsor agreed to defer the payment of such monthly fee. Any such unpaid amount will accrue without interest and be due and payable no later than the date of the consummation of initial Business Combination.

Underwriting Agreement

Upon closing of the IPO, the underwriters were paid a cash underwriting discount of 2.0% of the gross proceeds of the IPO, or $2,300,000. In addition, the underwriters will be entitled to a deferred fee of 3.5% of the gross proceeds of the IPO, or $4,025,000 which will be paid from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

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

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets. We recognize changes in redemption value immediately as they occur and adjust the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of shares of redeemable common stock are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and the notes thereto begin on page F-1 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer. They concluded that our disclosure controls and procedures were not effective as of December 31, 2022 because of material weaknesses in our control environment which resulted in inadequate oversight over the accounting for professional fees, income taxes and franchise taxes.

We identified deficiencies in the design or operation of internal controls over financial reporting as of December 31, 2022, which could adversely affect the Company’s ability to record, process, summarize, and report interim financial data. We have concluded that our internal control over financial reporting is not effective as follows.

a. We lack sufficient segregation of duties with respect to our record keeping, asset custody and authorization controls.

b. We lack controls to prevent unauthorized access to our general ledger including the ability to record journal entries including the ability to record and/or modify journal entries.

c. The design of our controls over the approval of related party transactions is ineffective including requirements to provide contemporaneous documentation of the business purpose and validity of travel expenses.

d. Our controls over the preparation of expense accruals including our ability differentiating between contractual and contingent liabilities and to detect errors in expense accruals through our financial close process are ineffective

e. We have ineffective oversight on the part of our audit committee.

A material weakness, as defined in the SEC regulations, is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.

Management plans to remediate the material weakness by enhancing our processes to identify and appropriately apply applicable accounting requirements and increased communication among our personnel and third-party professionals with whom we consult regarding accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

Except for the remediation measures in connection with the material weakness described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers as of the date of this annual report.

Name	Age	Position
Hui Chen	51	Chief Executive Officer and Director
Robert L. Labbe	63	Chief Financial Officer and Director
Brandon Miller	60	Independent Director
Daniel M. McCabe	73	Independent Director
Michael Lazar	39	Independent Director

Hui Chen has been our Chief Executive Officer and director since December 2021. Mr. Chen is a cross-industry expert in computer science and law. Mr. Chen founded Law Offices of Hui Chen & Associates, PC in 2012, a New York-based law firm. Mr. Chen focuses his practice on patent prosecution, copyright infringement, and other general intellectual property matters. Mr. Chen has also been an adjunct professor at Hofstra University since September 2019, where he instructs multiple undergraduate computer science programming courses in Visual C++. Before joining Hofstra University, Mr. Chen was an adjunct associate professor at John Jay College of Criminal Justice, Pace University, Touro College, and Saint Francis College between 2000 and 2018 and was a full-time professor at Technical Career of Institute, College of Technology from December 2011 to December 2017. Before forming his law office in 2012, Mr. Chen worked for multiple Fortune 500 companies. Mr. Chen worked as an Oracle developer at eBay, Inc. from February 2008 to May 2015. Mr. Chen worked at IBM Global Services, where he was a solo back-end developer in designing and building the database and back-end process for DHS Inspection Application, from November 2007 to March 2008, and a programmer analyst between March 1998 and May 2004. Mr. Chen also worked at MultiPlan Inc. between June 2005 and February 2008 as a technical lead where he participated in designing new application systems and partnered with external vendors in coding and implementing new systems by using Java and Oracle PL/SQL. Before that, Mr. Chen worked at Pepsi Cola Inc. from January 2004 to June 2005, where he designed, coded, implemented, and documented a growth forecasting system and developed an automatic purchasing system. Mr. Chen received a Bachelor’s degree in Mechanical Engineering from Shanghai Jiaotong University in 1992, a Bachelor’s degree in HVAC from Technical Career Institutes in 1997, a Master of Science degree in Computer Science from Pace University in 2000, and his J.D. degree from Cardozo School of Law, Yeshiva University in 2010. We believe that Mr. Chen’s access to contacts and sources, ranging from high-technology companies and legal contacts, will allow us to generate acquisition opportunities and identify suitable acquisition candidates.

Robert L. Labbe has been our Chief Financial Officer and director since December 2021. Mr. Labbe is a real estate veteran and real estate finance attorney licensed in California and New York with over thirty (30) years of experience in real estate. Mr. Labbe also has been a manager of MCAP Realty Advisors, LLC, a real estate advisor company, since January 2010. Mr. Labbe has been the general counsel of Global Premier Development Inc. and Global Premier America, LLC, real estate development companies, from March 2012 to December 2021. Mr. Labbe was a co-founder, general counsel, and managing director of Lenders Direct Capital, a wholesale lender, and its retail affiliate Lenders Republic Financial, a nationwide mortgage banker, from May 2003 to December 2007. Mr. Labbe was also a co-founder and partner at Mazda Butler LLP, a commercial and real estate law firm in California, from January 2003 to December 2007. Mr. Labbe co-founded First Allegiance Financial, a national specialty finance company, where he was the president and chairman from September 1996 to December 1998. First Allegiance Financial was acquired by City Holding Company, a financial holding company, for approximately $22 million in 1997. Mr. Labbe received his Bachelor’s degree in Civil Law (B.C.L.) and Bachelor of Laws degree (LL.B.) from McGill University in 1982 and 1983, respectively. Mr. Labbe also received his Diplome d’Etude Collegiale St. Lawrence College (Quebec) in 1978. Mr. Labbe is a licensed broker with the California Department of Real Estate since 1990. Mr. Labbe also holds the UC Irvine Extension Light Construction and Development Management Program Certificate. We believe that Mr. Labbe is qualified to serve as a member of our board of directors due to his entrepreneurship and extensive experience in the real estate industry.

Brandon Miller has been an independent director of our board since April 2023. Mr. Miller has been the managing partner at Aspect Property Management LLC, a property management company in Connecticut, since January 2015. Before joining Aspect Property Management LLC, Mr. Miller spent a decade in the consulting industry at Matté & Company, a private and public sector consulting company from January 2005 to January 2015, where he offered executive recruiting, strategic planning, leadership, and corporate consulting services. Mr. Miller was a corporate controller at Corporate Dining Solutions, a corporate catering company, from 2003 to 2005. Mr. Miller is presently a certified manager of community associations (CMCA) and an association management specialist (AMS). Mr. Miller received his Bachelor’s degree in Finance from the University of Bridgeport in 1986 and studied in Mechanical Engineering at North Carolina State University from 1980 to 1983. We believe that Mr. Miller is qualified to serve as a member of our board of directors due to his extensive experience in the real estate and business consulting industries.

Daniel M. McCabe has been an independent director of our board since April 2023. Mr. McCabe has been the managing partner of 1200 Summer Street Associates, a partnership focusing on real estate investment and management, since 1985. Mr. McCabe also has been the founding member of Daniel M. McCabe, LLC, a general practice law firm in Connecticut, since 1982. Prior to that, Mr. McCabe joined the law firm of Brennan, Dichter & Brennan in 1976 as an associate and became a partner in 1982. Mr. McCabe started his legal career as an assistant clerk of the Superior Court at Stamford from 1974 to 1976. Mr. McCabe obtained his Bachelor’s degree in Economics from University of Bridgeport in 1971 and Juris Doctor degree from St. John’s University Law School in 1974. We believe that Mr. McCabe is qualified to serve as a member of our board of directors due to his legal experience, contacts, and relationships.

Michael Lazar has been an independent director of our board since April 2023. Mr. Lazar has over 14 years of experience in guiding corporate issuers with the filing of their regulatory filings with the SEC. Mr. Lazar founded Empire Filings, a full-service financial printer, in October 2020, and has been the chief executive officer of the company since then. Mr. Lazar acted as the chief executive officer of Adorbs, Inc., an organic apparel company quoted on the OTC market, from April 2019 to October 2020. Prior to that, Mr. Lazar worked at S2 Filings, a full-service financial printer, from August 2016 to October 2020. Mr. Lazar started his career in the financial printer industry at Vintage Filings, a full-service financial printer and a division of PR Newswire, from August 2006 to August 2016. Mr. Lazar obtained his Bachelor’s degree in Economics from Brooklyn College in 2004. We believe that Mr. Lazar is qualified to serve as a member of our board of directors due to his experience in business management.

Director Independence

Nasdaq requires that a majority of our board must be composed of “independent directors.” Currently, Brandon Miller, Daniel M. McCabe, and Michael Lazar would each be considered an “independent director” under the Nasdaq listing rules, which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

We will only enter into a business combination if it is approved by a majority of our independent directors. Additionally, we will only enter into transactions with our officers and directors and their respective affiliates that are on terms no less favorable to us than could be obtained from independent parties. Any related-party transactions must also be approved by our audit committee and a majority of disinterested independent directors.

Audit Committee

Under the Nasdaq listing standards and applicable SEC rules, we are required to have three members of the audit committee all of whom must be independent. We have established an audit committee of the board of directors, which consists of Brandon Miller, Daniel M. McCabe, and Michael Lazar, each of whom is an independent director under Nasdaq’s listing standards. Brandon Miller is the Chairperson of the audit committee. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;

●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

●	discussing with management major risk assessment and risk management policies;

●	monitoring the independence of the independent auditor;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	reviewing and approving all related-party transactions;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

●	appointing or replacing the independent auditor;

●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

●	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

Financial Experts on Audit Committee

The audit committee will at all times be composed exclusively of “independent directors” who are “financially literate” as defined under the Nasdaq listing standards. The Nasdaq listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to Nasdaq that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Brandon Miller qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Nominating Committee

We have established a nominating committee of the board of directors, which consists of Brandon Miller, Daniel M. McCabe, and Michael Lazar, each of whom is an independent director under Nasdaq’s listing standards. Michael Lazar is the Chairperson of the nominating committee. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, stockholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide that persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;

●	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the stockholders

The nominating committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by stockholders and other persons.

Compensation Committee

We have established a compensation committee of the board of directors, which consists of Brandon Miller, Daniel M. McCabe, and Michael Lazar, each of whom is an independent director under Nasdaq’s listing standards. Daniel M. McCabe is the Chairperson of the compensation committee. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer and Chief Financial Officer’s compensation, evaluating our Chief Executive Officer and Chief Financial Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer and Chief Financial Officer based on such evaluation;

●	reviewing and approving the compensation of all of our other executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Code of Ethics

We have adopted a code of ethics that applies to all of our executive officers, directors and employees. The code of ethics codifies the business and ethical principles that govern all aspects of our business.

Conflicts of Interest

Investors should be aware of the following potential conflicts of interest:

●	None of our officers and directors is required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating their time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to our company as well as the other entities with which they are affiliated. Our officers and directors may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our officers and directors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by our company.

●	Unless we consummate our initial business combination, our officers, directors and insiders will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount of available proceeds not deposited in the trust account and the amount of interest income from the trust account that may be released to us as working capital.

●	The insider shares beneficially owned by our officers and directors will be released from escrow only if our initial business combination is successfully completed. Additionally, if we are unable to complete an initial business combination within the required time frame, our officers and directors will not be entitled to receive any amounts held in the trust account with respect to any of their insider shares or private units. Furthermore, our insiders (and/or their designees) have agreed that the private units will not be sold or transferred by them until after we have completed our initial business combination. For the foregoing reasons, our board may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effect our initial business combination.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

●	the corporation could financially undertake the opportunity;

●	the opportunity is within the corporation’s line of business; and

●	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our certificate of incorporation provides that the doctrine of corporate opportunity will not apply with respect to any of our officers or directors in circumstances where the application of the doctrine would conflict with any fiduciary duties or contractual obligations they may have. In order to minimize potential conflicts of interest which may arise from multiple affiliations, our officers and directors (other than our independent directors) have agreed to present to us for our consideration, prior to presentation to any other person or entity, any suitable opportunity to acquire a target business, until the earlier of: (1) our consummation of an initial business combination and (2) 12 months (or up to 15 months, as applicable) from the closing of IPO. This agreement is, however, subject to any pre-existing fiduciary and contractual obligations such officer or director may from time to time have to another entity. Accordingly, if any of them becomes aware of a business combination opportunity which is suitable for an entity to which he or she has pre-existing fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. We do not believe, however, that the pre-existing fiduciary duties or contractual obligations of our officers and directors will materially undermine our ability to complete our business combination because in most cases the affiliated companies are closely held entities controlled by the officer or director or the nature of the affiliated company’s business is such that it is unlikely that a conflict will arise.

The following table summarizes the current pre-existing fiduciary or contractual obligations of our officers and directors:

Name of Individual	Name of Affiliated Company	Entity’s Business	Affiliation
Hui Chen	Law Offices of Hui Chen & Associates, PC	Law Firm	Partner
	Hofstra University	Education	Adjunct Professor
Robert L. Labbe	MCAP Realty Advisors, LLC	Real Estate Advisory Services
Brandon Miller	Aspect Property Management LLC	Real Estate	Partner
Daniel M. McCabe	Daniel M. McCabe, LLC	Law Firm	Partner
	1200 Summer Street Association	Real Estate	Managing Partner
Michael Lazar	Empire Filings	Financial Printer	Chief Executive Officer

Our insiders have agreed to vote any shares of common stock held by them in favor of our initial business combination. In addition, they have agreed to waive their respective rights to receive any amounts held in the trust account with respect to their insider shares and private shares if we are unable to complete our initial business combination within the required time frame. If they purchase shares of common stock in the IPO or in the open market, however, they would be entitled to receive their pro rata share of the amounts held in the trust account if we are unable to complete our initial business combination within the required time frame, but have agreed not to redeem such shares in connection with the consummation of our initial business combination.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested “independent” directors, or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

To further minimize conflicts of interest, we have agreed not to consummate our initial business combination with an entity that is affiliated with any of our officers, directors or insiders, unless we have obtained (i) an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated stockholders from a financial point of view and (ii) the approval of a majority of our disinterested and independent directors (if we have any at that time). Furthermore, in no event will our insiders or any of the members of our management team be paid any finder’s fee, consulting fee or other similar compensation prior to, or for any services they render in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is).

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our shares of Common Stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that, during 2022, our directors, executive officers, and ten percent stockholders complied with all Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

Employment Agreements

We have not entered into any employment agreements with our executive officers and have not made any agreements to provide benefits upon termination of employment.

Executive Officers and Director Compensation

None of our officers or directors has received any cash compensation for services rendered to us, except that officers and directors have subscribed an aggregate of 16,666 shares of common stock before the IPO. Other than as set forth elsewhere in this report, no compensation of any kind, including finder’s and consulting fees, will be paid to our founders or any of their respective affiliates, for services rendered prior to or in connection with the completion of our initial business combination although we may consider cash or other compensation to officers or advisors we may hire subsequent to the IPO to be paid either prior to or in connection with our initial business combination. In addition, our officers, directors or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our founders or their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

Following a business combination, to the extent we deem it necessary, we may seek to recruit additional managers to supplement the incumbent management team of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) each person who is known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares, (ii) each of our officers and directors, and (iii) all of our officers and directors as a group as of March 7, 2023.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record of beneficial ownership of any ordinary shares issuable upon exercise of the warrants or conversion of rights, as the warrants are not exercisable within 60 days of March 7, 2023 and the rights are not convertible within 60 days of March 7, 2023.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Approximate Percentage of Outstanding Common Stock
Hui Chen(2)	3,201,833	21.75%
Robert Labbe	6,667	*
Brandon Miller	3,333	*
Michael Lazar	3,333	*
Daniel McCabe	3,333	*
All current directors and executive officers as a group (five individuals)	3,218,499	21.87%
Five Percent Holders of Yotta
Yotta Investment LLC(2)	3,201,833	21.75%
Polar Asset Management Partners Inc.(3)	1,375,139	9.34%
MMCAP International Inc. SPC(4)	925,000	6.28%
Boothbay Fund Management, LLC(5)	925,000	6.28%
Saba Capital Management, L.P.(6)	900,012	6.11%
ATW SPAC MANAGEMENT LLC(7)	925,000	6.28%

*	less than 1%.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Yotta Acquisition Corporation, 1185 Avenue of the Americas, Suite 301, New York, NY 10036.
(2)	Yotta Investment LLC, a Delaware limited liability company, our sponsor, is controlled by Ms. Chen Chen, who is the wife of Mr. Hui Chen, our CEO and director.
(3)	Based on a Schedule 13G filed by Polar Asset Management Partners Inc., a company incorporated under the laws of Ontario, Canada, which serves as the investment advisor to Polar Multi-Strategy Master Fund, a Cayman Islands exempted company ("PMSMF") with respect to the shares directly held by PMSMF. The address of the reporting person is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6.
(4)	Based on a Schedule 13G filed by the reporting persons. The Schedule 13G was jointly filed by MMCAP International Inc. SPC and MM Asset Management Inc. The address of MMCAP International Inc. SPC is c/o Mourant Governance Services (Cayman) Limited, 94 Solaris Avenue, Camana Bay, P.O. Box 1348 Grand Cayman, KY1-1108, Cayman Islands. The address of MM Asset Management Inc. is 161 Bay Street TD Canada Trust Tower Ste 2240, Toronto, ON M5J 2S1 Canada.
(5)	Based on a Schedule 13G filed by the reporting persons. The shares are held by one or more private funds (the “Funds”), which are managed by Boothbay Fund Management, LLC, a Delaware limited liability company (the “Adviser”). Ari Glass is the Managing Member of the Adviser. Certain subadvisors (“Subadvisors”) have been delegated the authority to act on behalf of the Funds, including exclusive authority to vote and/or direct the disposition of certain Shares held by the Fund, and such Shares may be reported in regulatory filings made by such Subadvisors. The address of the reporting persons is 140 East 45th Street, 14th Floor, New York, NY 10017.
(6)	Based on a Schedule 13G filed by the reporting persons. Saba Capital Management, L.P., a Delaware limited partnership ("Saba Capital"), Saba Capital Management GP, LLC, a Delaware limited liability company ("Saba GP"), and Mr. Boaz R. Weinstein (together, the "Reporting Persons"). The Reporting Persons have entered into a Joint Filing Agreement, dated April 29, 2022. The address of the business office of each of the Reporting Persons is 405 Lexington Avenue, 58th Floor, New York, New York 10174.
(7)	Based on a Schedule 13G filed by the reporting persons. The shares are held by one or more private funds managed by ATW SPAC Management LLC, a Delaware limited liability company (the “ATW Adviser”), which has been delegated exclusive authority to vote and/or direct the disposition of such shares held by sub-accounts of one or more pooled investment vehicles managed by a Delaware limited liability company. Antonio Ruiz-Gimenez and Kerry Propper are managing members of the ATW Adviser. The address of the business office of is 17 State Street, Suite 2100, New York, NY, 10004.

All of the insider shares issued and outstanding prior to the IPO were placed in escrow with Continental, as escrow agent. Subject to certain limited exceptions, 50% of these shares will not be transferred, assigned, sold or released from escrow until the earlier of six months after the date of the consummation of our initial business combination and the date on which the closing price of our common stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after the consummation of our initial business combination and the remaining 50% of the insider shares will not be transferred, assigned, sold or released from escrow until six months after the date of the consummation of our initial business combination, or earlier, in either case, if, subsequent to our initial business combination, we complete a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. The limited exceptions referred to above include (1) transfers among the insiders, to our officers, directors, advisors and employees, (2) transfers to an insider’s affiliates or its members upon its liquidation, (3) transfers to relatives and trusts for estate planning purposes, (4) transfers by virtue of the laws of descent and distribution upon death, (5) transfers pursuant to a qualified domestic relations order, (6) private sales made at prices no greater than the price at which the securities were originally purchased or (7) transfers to us for cancellation in connection with the consummation of an initial business combination, in each case (except for clause 7) where the transferee agrees to the terms of the escrow agreement and forfeiture, as the case may be, as well as the other applicable restrictions and agreements of the holders of the insider shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Insider Shares

On December 28, 2021, the Company issued 2,875,000 shares of common stock to the Initial Stockholders (the “Insider Shares”) for an aggregated consideration of $25,000. On March 7, 2022, the Sponsor surrendered 1,150,000 shares of common stock without any consideration. On April 5, 2022, the Sponsor declared a dividend, payable in shares of common stock, of two-thirds of one share of common stock for each share of common stock issued and outstanding.

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

Other

Mr. Michael Lazar is an independent director of the board and also is the Chief Executive Officer of Empire Filings, LLC, which is engaged by the Company to provide print and filing services. The Company paid $18,050 and $0 for the year ended December 31, 2022 and for the period from March 8, 2021(inception) through December 31, 2021, respectively, and will pay $1,000 per quarter for ongoing compliance filings.

On January 20, 2023, the Company issued an unsecured promissory note in the aggregate principal amount of $575,000 to our Sponsor in exchange for its depositing such amount into the Company’s trust account in order to extend the amount of time it has available to complete a business combination from January 22, 2023 to April 22, 2023. Pursuant to the terms of the Agreement, the Target paid one-half of the extension fee while the Company paid the other half.

On February 5, 2023, the Company issued an unsecured promissory note in the aggregate principal amount of $250,000 to our Sponsor in exchange for its depositing such amount into the Company’s operating account in order to meet the working capital needs of the company. The note does not bear interest and matures upon the closing of a business combination by the Company.

Related Party Policy

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our shares of common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

We also require each of our directors and executive officers to annually complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

Our audit committee, pursuant to its written charter, is responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested “independent” directors, or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties. Additionally, we require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize potential conflicts of interest, we have agreed not to consummate a business combination with an entity which is affiliated with any of our insiders unless we obtain an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated stockholders from a financial point of view. Furthermore, in no event will any of our existing officers, directors or insiders, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Public Accounting Fees

During the year ended December 31, 2022, Marcum LLP, has acted as our principal independent registered public accounting firm. The following is a summary of fees paid or to be paid to Marcum LLP for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum LLP in connection with regulatory filings. The aggregate fees of Marcum LLP for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the period from March 8, 2021 (date of inception) to December 31, 2021 totaled approximately $0 and $139,235 for the year ended December 31, 2022. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the period from March 8, 2021 to December 31, 2021 and for the year ended December 31, 2022, we did not pay Marcum LLP any audit-related fees.

Tax Fees. We did not pay Marcum LLP for tax return services, planning and tax advice for the period March 8, 2021 to December 31, 2021 and for the year ended December 31, 2022.

All Other Fees. We did not pay Marcum LLP for any other services for the period from March 8, 2021 to December 31, 2021 and for the year ended December 31, 2022.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our IPO. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements:

(1)	The financial statements required to be included in this Annual Report on Form 10-K are included in Item 8 therein.

(2)	All supplemental schedules have been omitted since the information is either included in the financial statements or the notes thereto or they are not required or are not applicable.

(3)	See attached Exhibit Index of this Annual Report on Form 10-K

(b) Exhibits

Exhibit No.	Description
1.1	Underwriting Agreement, dated April 19, 2022, by and between the Company and Chardan Capital Markets, LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 22, 2022)
2.1	Merger Agreement, dated October 24, 2022 by and among Yotta Acquisition Corporation, NaturalShrimp, Inc., and Yotta Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 25, 2022)
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 22, 2022)
3.2	Bylaws (incorporated by reference to Exhibit 3.4 to Amendment No. 2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on April 11, 2022)
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on April 11, 2022)
4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on April 11, 2022)
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to Amendment No. 2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on April 11, 2022)
4.4	Warrant Agreement, dated April 19, 2022, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2022)
4.5	Rights Agreement, dated April 19, 2022, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2022)
10.1	Letter Agreements by each of the Company’s officers and directors (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 22, 2022)
10.2	Form of Letter Agreements by Yotta Investment LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 22, 2022)
10.3	Investment Management Trust Agreement, dated April 19, 2022, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 22, 2022)
10.4	Stock Escrow Agreement, dated April 19, 2022, by and among the Company, Continental Stock Transfer & Trust Company and the initial stockholders of the Company (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 22, 2022)
10.5	Registration Rights Agreement, dated April 19, 2022, by and among the Company, the initial stockholders of the Company and Chardan Capital Markets, LLC (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 22, 2022)
10.6	Subscription Agreement, dated April 19, 2022, by and between the Company and Yotta Investment LLC (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 22, 2022)
10.7	Form of Indemnity Agreement by and between the Company and each of the directors and officers of the Company (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 22, 2022)
10.8	Administrative Services Agreement, dated April 19, 2022, by and between the Company and Yotta Investment LLC (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 22, 2022)
10.9	Yotta Acquisition Corporation Stockholder Support Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 25, 2022)

10.10	NaturalShrimp Incorporated Stockholder Support Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 25, 2022)
10.11	NaturalShrimp Incorporated Lock-Up Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 25, 2022)
10.12	Promissory Note issued to Yotta Investment LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on January 26, 2023)
10.13	Promissory Note issued to Yotta Investment LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 14, 2023)
14	Code of Ethics (incorporated by reference to Exhibit 14 to Amendment No. 2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on April 11, 2022)
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14(a) under the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14(a) under the Securities and Exchange Act of 1934, as amended., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Form of Audit Committee Charter (incorporated by reference to Exhibit 99.1 to Amendment No. 2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on April 11, 2022)
99.2	Form of Nominating Committee Charter (incorporated by reference to Exhibit 99.2 to Amendment No. 2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on April 11, 2022)
99.3	Form of Compensation Committee Charter (incorporated by reference to Exhibit 99.3 to Amendment No. 2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on April 11, 2022)

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YOTTA ACQUISITION CORPORATION

Dated: March 10, 2023	By:	/s/ Hui Chen
	Name:	Hui Chen
	Title:	Chief Executive Officer (Principal Executive Officer)

YOTTA ACQUISITION CORPORATION

Dated: March 10, 2023	By:	/s/ Robert L. Labbe
	Name:	Robert L. Labbe
	Title:	Chief Financial Officer (Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Hui Chen	Chief Executive Officer (Principal executive officer) and Director	March 10, 2023
Hui Chen

/s/ Robert L. Labbe	Chief Financial Officer and Director	March 10, 2023
Robert L. Labbe

/s/ Brandon Miller	Independent Director	March 10, 2023
Brandon Miller

/s/ Daniel M. McCabe	Independent Director	March 10, 2023
Daniel M. McCabe

/s/ Michael Lazar	Independent Director	March 10, 2023
Michael Lazar

YOTTA ACQUISITION CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Yotta Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Yotta Acquisition Corporation (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year ended December 31, 2022, and for the period from March 8, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022, and for the period from March 8, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, if the Company is unable to complete a Business Combination by the close of business on April 22, 2023, the Company will cease all operations except for the purpose of liquidating. This date for mandatory liquidation and subsequent dissolution combined with uncertainty as to whether the Company has sufficient liquidity to fund operations through the liquidation date or thereafter should a deferral occur raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2021.

New York, NY

March 10, 2023

YOTTA ACQUISITION CORPORATION
BALANCE SHEETS

	December 31, 2022	December 31, 2021
Assets
Current Assets
Cash	$235,864	$196,000
Prepaid expenses	84,486	-
Other receivable	10,850	-
Deferred offering costs	-	99,600
Total Current Assets	331,200	295,600

Investments held in Trust Account	116,651,461	-
Total Assets	$116,982,661	$295,600

Liabilities, Redeemable Common Stock, and Stockholder’s Equity (Deficit)
Current Liabilities
Accrued expenses	$632,531	$21,789
Franchise tax payable	186,180	10,580
Income taxes payable	309,931	-
Promissory note - related party	-	250,000
Total Current Liabilities	1,128,642	282,369

Deferred underwriting fee payable	4,025,000	-
Total Liabilities	5,153,642	282,369

Commitments and Contingencies (Note 6)
Common stock subject to possible redemption, 11,500,000 shares at redemption value of $10.14 per share as of December 31, 2022	116,651,461	-

Stockholders’ Equity (Deficit)
Common stock, $0.0001 par value; 50,000,000 shares authorized; 3,218,499 and 2,874,999 (1) shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively (excluding 11,500,000 and 0 shares subject to possible redemption, respectively)	321	287
Additional paid-in capital	-	24,713
Accumulated deficit	(4,822,763)	(11,769)
Total Stockholders’ Equity (Deficit)	(4,822,442)	13,231
Total Liabilities, Redeemable Common Stock, and Stockholders’ Equity (Deficit)	$116,982,661	$295,600

(1)	Shares have been retroactively restated to reflect the surrender of 1,150,000 shares without consideration by the sponsor on March 7, 2022 and a dividend, payable in shares of common stock, of two-thirds of one share of common stock for each share of common stock issued and outstanding on April 5, 2022 (Note 7).

The accompanying notes are an integral part of these financial statements.

YOTTA ACQUISITION CORPORATION
STATEMENTS OF OPERATIONS

	For the year ended December 31,	For the period from March 8, 2021 (inception) through December 31,
	2022	2021
General and administrative expenses	$1,020,741	$11,769
Franchise tax expenses	175,600	10,580
Loss from operations	(1,196,341)	(11,769)

Other income
Interest earned on investment held in Trust Account	1,651,461	-
Net income (loss) before income taxes	455,120	(11,769)

Income taxes provision	(309,931)	-
Net income (loss)	$145,189	$(11,769)

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	7,972,527	-

Basic and diluted net income per share, common stock subject to possible redemption	$0.01	$-

Basic and diluted weighted average shares outstanding, common stock	2,902,212	2,500,000

Basic and diluted net loss per share, common stock	$0.01	$(0.00)

The accompanying notes are an integral part of these financial statements.

YOTTA ACQUISITION CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the year ended December 31, 2022

	Common Stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	capital	deficit	deficit
Balance as of January 1, 2022	2,874,999	$287	$24,713	$(11,769)	$13,231
Sale of private placement units	343,500	34	3,434,966	-	3,435,000
Proceeds allocated to Public Warrants classified as equity	-	-	690,000	-	690,000
Proceeds allocated to Public Rights classified as equity	-	-	8,280,000	-	8,280,000
Offering costs allocated to Public Warrants and Public Rights classified as equity	-	-	(527,624)	-	(527,624)
Remeasurement of common stock to redemption value	-	-	(11,902,055)	(4,956,183)	(16,858,238)
Net income for the year	-	-	-	145,189	145,189
Balance as of December 31, 2022	3,218,499	$321	$-	$(4,822,763)	$(4,822,442)

For the period from March 8, 2021 (inception) through December 31, 2021

	Common Stock		Additional Paid-In	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Deficit	Deficit
Balance as of March 8, 2021 (inception)	-	$-	$-	$-	$-
Common stock issued to initial stockholders(1)	2,874,999	287	24,713	-	25,000
Net loss	-	-	-	(11,769)	(11,769)
Balance as of December 31, 2021	2,874,999	$287	$24,713	$(11,769)	$13,231

(1)	Shares have been retroactively restated to reflect the surrender of 1,150,000 shares without consideration by the sponsor on March 7, 2022 and a dividend, payable in shares of common stock, of two-thirds of one share of common stock for each share of common stock issued and outstanding on April 5, 2022 (Note 7).

The accompanying notes are an integral part of these financial statements.

YOTTA ACQUISITION CORPORATION
STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2022	For the period from March 8, 2021 (inception) through December 31, 2021
Cash flows from operating activities:
Net income (loss)	$145,189	$(11,769)
Adjustments to reconcile net cash used in operating activities:
Interest earned on investment held in Trust Account	(1,651,461)	-
Changes in operating assets and liabilities:
Prepaid expenses	(84,486)	-
Other receivable	(10,850)	-
Accounts payable and accrued expenses	610,742	1,189
Income tax payable	309,931	-
Franchise tax payable	175,600	10,580
Net cash used in operating activities	(505,334)	-

Cash Flows from Investing Activities:
Purchase of investment held in Trust Account	(115,000,000)	-
Net cash used in investing activities	(115,000,000)	-

Cash Flows from Financing Activities:
Proceeds from promissory note- related party	-	250,000
Proceeds from issuance of shares of common stock to initial stockholders	-	25,000
Proceeds from sale of public units through public offering	115,000,000	-
Proceeds from sale of private placement units	3,435,000	-
Repayment of promissory note to related party	(250,000)	-
Payment of underwriters’ commissions	(2,300,000)	-
Payment of deferred offering costs	(339,802)	(79,000)
Net cash provided by financing activities	115,545,198	196,000

Net change in cash	39,864	196,000
Cash, beginning of the year	196,000	-
Cash, end of the year	$235,864	$196,000

Supplemental Disclosure of Non-cash Financing Activities
Initial classification of common stock subject to redemption	$106,030,000	$-
Deferred underwriting fee	$4,025,000	$-
Remeasurement of common stock to redemption value	$16,858,238	$-

The accompanying notes are an integral part of these financial statements.

YOTTA ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

As of December 31, 2022, the Company had not commenced any operations. All activities through December 31, 2022 are related to the Company’s formation and the initial public offering (“IPO” as described below in Note 3) and, subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

The Company will have until 9 months (or up to 15 months if the time to complete a business combination is extended as described herein) from the closing of the IPO to consummate a Business Combination. In addition, if the Company anticipates that it may not be able to consummate initial business combination within 9 months, the Company’s insiders or their affiliates may, but are not obligated to, extend the period of time to consummate a business combination two times by an additional three months each time (for a total of 15 months to complete a business combination) (the “Combination Period”). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliate or designees must deposit into the Trust Account $1,000,000, or $1,150,000 if the underwriters’ over-allotment option is exercised in full ($0.10 per Public Share in either case or an aggregate of $2,000,000 (or $2,300,000 if the over-allotment option is exercised in full)), on or prior to the date of the applicable deadline.

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

Business Combination

On October 24, 2022, the Company, NaturalShrimp Incorporated, a Nevada corporation (the “Target”), and Yotta Merger Sub, Inc., a Nevada corporation (“Merger Sub”) and wholly-owned subsidiary of the Company, entered into a Merger Agreement (the “Agreement”), pursuant to which Merger Sub will merge with and into the NaturalShrimp (the “Business Combination”) with the Target as the surviving corporation of the Business Combination and becoming a wholly-owned subsidiary of the Company. In connection with the Business Combination, the Company will change its name to “NaturalShrimp, Incorporated” or such other name designated by NaturalShrimp by notice to the Company.

The Board of Directors of the Company has unanimously (i) approved and declared advisable the Agreement, the Merger and the other transactions contemplated thereby and (ii) resolved to recommend approval of the Agreement and related matters by the stockholders of the Company. At the closing of the Business Combination, the Company will issue 17.5 million shares of common stock to the former security holders of the Target. In addition, the stockholders of the Target are entitled to receive an additional 5.0 million common shares (current valuation of $50.0 million) based on achieving certain revenue targets for 2024 and 5 million common shares (current valuation of $50 million) based on achieving certain revenue targets for 2025. In the event the Company or the Target validly terminates the Agreement because of a default by the other, a breakup fee of $3.0 million will be due to the terminating party.

The proposed business combination is subject to the satisfaction of customary closing conditions, including the effectiveness of the registration statement on Form S-4 that the Company is required to file with the SEC, required Nasdaq approval, and the approval of the proposed transaction and the Agreement by a majority of the stockholders of the Company and the Target.

On January 20, 2023, the Company issued an unsecured promissory note in the aggregate principal amount of $575,000 to the Sponsor in exchange for its depositing such amount into the Company’s trust account in order to extend the amount of time it has available to complete a business combination from January 22, 2023 to April 22, 2023.

On January 20, 2023, the Company deposited $1,150,000 into the Trust Account (representing $0.10 per each share of redeemable common stock) to extend the time to complete the Business Combination by three months until April 22, 2023. Pursuant to the terms of the Agreement, the Target paid one-half of the extension fee while the Company paid the other half.

Going Concern Consideration

As of December 31, 2022, the Company had cash of $235,864 and a working capital deficit of $301,331 (excluding income tax and franchise tax payable).

On January 20, 2023, the Company deposited $1,150,000 into the Trust to extend the time to complete the Business Combination by three months until April 22, 2023. The Company has 12 months (or up to 15 months if the time to complete a business combination is extended) from the closing of the IPO to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution.

The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. The Company may need to obtain additional financing either to complete its Business Combination or because it becomes obligated to redeem a significant number of public shares upon consummation of its Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. In addition, if the Company is unable to complete a Business Combination within the Combination Period (by April 22, 2023 unless it’s extended), the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such additional condition also raise substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

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

At this time, it has been determined that none of the IR Act tax provisions have an impact to the Company’s fiscal 2022 tax provision. The Company will continue to monitor for updates to the Company’s business along with guidance issued with respect to the IR Act to determine whether any adjustments are needed to the Company’s tax provision in future periods.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying audited financial statements are presented in U.S. Dollars and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $235,864 and $196,000 in cash and $0 in cash equivalents as of December 31, 2022 and December 31, 2021, respectively.

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

The Company’s Insider Shares were granted to certain independent directors subject to a performance condition, namely the occurrence of a Business Combination. This performance condition is considered in determining the grant date fair value of these instruments using Monte Carlo simulation. Compensation expense related to the Insider Shares is recognized only when the performance condition is probable of occurrence, or more specifically when a Business Combination is consummated. Therefore, no stock-based compensation expense has been recognized for the year ended December 31, 2022 and for the period from March 8, 2021 (inception) through December 31, 2021. The estimated fair value of the 16,666 shares granted to the Company’s directors was $123,900, or $7.38 per share at December 31, 2022.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) Per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The Company’s unaudited condensed statements of operations for subsequent periods will include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture by the Initial Stockholders. At December 31, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

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

The net income (loss) per share presented in the statement of operations is based on the following:

	For the year ended December 31, 2022
	Redeemable shares	Non-redeemable shares
Basic and diluted net income per share:
Numerators:
Allocation of net income	$106,441	$38,748

Denominators:
Weighted-average shares outstanding	7,972,527	2,902,212
Basic and diluted net income per share	$0.01	$0.01

	For the period from March 8, 2021 (inception) through December 31, 2021
	Redeemable shares	Non-redeemable shares
Basic and diluted net income per share:
Numerators:
Allocation of net loss	$-	$(11,769)

Denominators:
Weighted-average shares outstanding	-	2,500,000
Basic and diluted net loss per share	$-	$(0.00)

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

Investments Held in Trust Account

Upon the closing of the IPO and the private placement on April 22, 2022, and the exercise of the over-allotment option and the sale of the additional Private Units on April 27, 2022, an amount of $115,000,000 was placed in the Trust Account and may be invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The trust account is intended as a holding place for funds pending the earlier to occur of either: (i) the completion of our primary business objective, which is a business combination; or (ii) absent a business combination, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares.

The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in Trust Account in the accompanying audited statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

As of December 31, 2022, the shares of common stock reflected on the balance sheet are reconciled in the following table.

As of December 31, 2022
Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Warrants	(690,000)
Proceeds allocated to Public Rights	(8,280,000)
Offering costs of Public Shares	(6,236,777)
Plus:
Accretion of carrying value to redemption value	16,858,238
Common stock subject to possible redemption	$116,651,461

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

On March 7, 2022, the Sponsor surrendered 1,150,000 shares of common stock without any consideration. On April 5, 2022, the Sponsor declared a dividend, payable in shares of common stock, of two-thirds of one share of common stock for each share of common stock issued and outstanding. As a result of the underwriters’ full exercise of their over-allotment option on April 27, 2022, no Insider Shares are currently subject to forfeiture. As of December 31, 2022, there were 3,218,499 Insider Shares issued and outstanding.

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

Related Party Loans

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the Initial Stockholders or their affiliates may, but are not obligated to, loan us funds as may be required. If the Company completes an initial Business Combination, it will repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Certain amount of such loans may be converted into private at $10.00 per share at the option of the lender. As of December 31, 2022 and December 31, 2021, the Company had no borrowings under the working capital loans.

Administrative Services Agreement

The Company entered into an agreement, commencing on April 19, 2022 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support. However, pursuant to the terms of such agreement, the Sponsor agreed to defer the payment of such monthly fee. Any such unpaid amount will accrue without interest and be due and payable no later than the date of the consummation of initial Business Combination. For the year ended December 31, 2022 and for the period from March 8, 2021(inception) through December 31, 2021, the Company incurred $80,000 and $0, respectively, in fees for these services, of which $80,000 and $0 were included in accrued expenses in the accompanying balance sheets as of December 31, 2022 and December 31, 2021, respectively. On January 26, 2023, the Company paid $80,000 accrued administrative support expenses in cash.

Professional Services

An affiliate of the Sponsor provided professional services related to formation of the Company. In addition, the affiliate paid certain offering costs on behalf of the Sponsor. There was no amount outstanding as of December 31, 2022 and $1,189 due to related party which was included in the accrued expenses as of December 31, 2021.

Other

Mr. Michael Lazar will serve as an independent director of the board beginning on the date of the prospectus, also is the Chief Executive Officer of Empire Filings, LLC, which is engaged by the Company to provide print and filing services. The Company paid $18,050 and $0 for the year ended December 31, 2022 and for the period from March 8, 2021(inception) through December 31, 2021, respectively, and will pay $1,000 per quarter for ongoing compliance filings.

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

Note 7 — Stockholders’ Equity

Common Stock — The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. In March 2022, the Sponsor surrendered 1,150,000 shares of common stock without any consideration and in April 2022, the Sponsor declared a dividend, payable in shares of common stock, of two-thirds of one share of common stock for each share of common stock issued and outstanding. As a result of the underwriters’ full exercise of their over-allotment option on April 27, 2022, no Insider Shares are currently subject to forfeiture. As of December 31, 2022, there were 3,218,499 Insider Shares issued and outstanding.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level 1	Level 2	Level 3	Total
Assets
Marketable securities held in Trust Account	$116,651,461	$-	$-	$116,651,461

Note 9 — Income Taxes

The Company’s net deferred tax assets are as follows:

December 31,
2022
Deferred tax asset
Net operating loss carryforward	$-
Startup/Organization Expenses	65,574
Total deferred tax asset	65,574
Valuation allowance	(65,574)
Deferred tax asset, net of allowance	$-

The income tax provision consists of the following:

For the Year ended December 31, 2022
Federal
Current	$309,931
Deferred	(65,574)
State
Current	$-
Deferred	-
Change in valuation allowance	65,574
Income tax provision	$309,931

A reconciliation of the Company’s statutory income tax rate to the Company’s effective income tax rate is as follows (in thousands):

For the Year ended December 31, 2022
Income at U.S. statutory rate	21.00%
State taxes, net of federal benefit	0.00%
Transaction costs	32.69%
Change in valuation allowance	14.41%
Effective income tax rate	68.10%

As of December 31, 2022, the Company did not have any U.S. federal and state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. The change in the valuation allowance was $65,574 for the year ended December 31, 2022.

The provisions for U.S. federal and state income taxes were $309,931 and $0 for the year ended December 31, 2022 and for the period from March 8, 2021 (inception) to December 31, 2021, respectively. The Company’s tax returns for the year ended December 2022 and 2021 remain open and subject to examination.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based on the review as further disclosed in the footnotes and except as disclosed below, management did not any subsequent event requiring disclosure in the financial statements.

On January 20, 2023, the Company issued unsecured promissory note in the aggregate principal amount of $575,000 to the Sponsor in exchange for its depositing such amount into the Company’s trust account in order to extend the amount of time it has available to complete a business combination from January 22, 2023 to April 22, 2023. Pursuant to the terms of the Agreement, the target paid one-half of the extension fee while the Company paid the other half.

On January 20, 2023, the Company deposited $1,150,000 into the Trust Account (representing $0.10 per each share of redeemable common stock) to extend the time to complete the Business Combination by three months until April 22, 2023.

On February 5, 2023, the Company issued an unsecured promissory note in the aggregate principal amount of $250,000 to the Sponsor. The note does not bear interest and matures upon the closing of a business combination by the Company.