Form 10-Q
period 2023-03-31
Yotta Acquisition Corp
filed 2023-05-23
CIK 1907730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

As of May 22, 2023, there were 7,303,594 shares of the registrant’s common stock, $0.0001 par value, issued and outstanding.

YOTTA ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

YOTTA ACQUISITION CORPORATION
CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)	(Audited)
Assets
Current Assets
Cash	$391,602	$235,864
Prepaid expenses	14,511	84,486
Other receivable	-	10,850
Total Current Assets	406,113	331,200

Investments held in Trust Account	118,558,173	116,651,461
Total Assets	$118,964,286	$116,982,661

Liabilities, Redeemable Common Stock, and Stockholders’ Deficit
Current Liabilities
Accrued expenses	$1,034,360	$632,531
Franchise tax payable	39,945	186,180
Income tax payable	564,484	309,931
Deferred credit - term extension fee funded by acquisition target company	575,100	-
Promissory notes - related party	825,000	-
Total Current Liabilities	3,038,889	1,128,642

Deferred underwriting fee payable	4,025,000	4,025,000
Total Liabilities	7,063,889	5,153,642

Commitments and Contingencies (Note 6)
Common stock subject to possible redemption, 11,500,000 shares at redemption value of $10.31 and $10.14 per share as of March 31, 2023 and December 31, 2022, respectively	118,558,173	116,651,461

Stockholders’ Deficit
Common stock, $0.0001 par value; 50,000,000 shares authorized; 3,218,499 shares issued and outstanding (excluding 11,500,000 shares subject to possible redemption)	321	321
Accumulated deficit	(6,658,097)	(4,822,763)
Total Stockholders’ Deficit	(6,657,776)	(4,822,442)
Total Liabilities, Redeemable Common Stock, and Stockholders’ Deficit	$118,964,286	$116,982,661

The accompanying notes are an integral part of these unaudited condensed financial statements.

YOTTA ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2023	2022
General and administrative expenses	$886,227	$-
Franchise tax expense	39,945	-
Loss from operations	(926,172)	-

Other income
Interest earned on investment held in Trust Account	1,252,103	-
Net income before income tax provision	325,931	-

Income taxes provision	(254,553)	-
Net income	$71,378	$-

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	11,500,000	-

Basic and diluted net income per share, common stock subject to possible redemption	$0.00	$-

Basic and diluted weighted average shares outstanding, common stock	3,218,499	2,499,999

Basic and diluted net income per share, common stock	$0.00	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

YOTTA ACQUISITION CORPORATION
UNAUDITED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Three Months Ended March 31, 2023

	Common Stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	capital	deficit	deficit
Balance as of January 1, 2023	3,218,499	$321	$-	$(4,822,763)	$(4,822,442)
Accretion of common stock to redemption value	-	-		(1,906,712)	(1,906,712)
Net income	-	-	-	71,378	71,378
Balance as of March 31, 2023	3,218,499	$321	$-	$(6,658,097)	$(6,657,776)

For the Three Months Ended March 31, 2022

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	2,874,999	$287	$24,713	$(11,769)	$13,231
Net loss	-	-	-	-	-
Balance as of March 31, 2022(1)(2)	2,874,999	$287	$24,713	$(11,769)	$13,231

(1)	Includes up to 375,000 shares of common stock subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part (see Note 5). As a result of the underwriters’ full exercise of their over-allotment option on April 27, 2022, no insider shares are currently subject to forfeiture.
(2)	Shares have been retroactively restated to reflect the surrender of 1,150,000 shares without consideration by the sponsor on March 7, 2022 and a dividend, payable in shares of common stock, of two-thirds of one share of common stock for each share of common stock issued and outstanding on April 5, 2022 (Note 7).

The accompanying notes are an integral part of these unaudited condensed financial statements.

YOTTA ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31
	2023	2022
Cash flows from operating activities:
Net income	$71,378	$-
Adjustments to reconcile net income to cash used in operating activities:
Interest earned on investment held in Trust Account	(1,252,103)	-
Changes in operating assets and liabilities:
Prepaid expenses	69,975	-
Other receivable	10,850	-
Accounts payable and accrued expenses	401,829
Income tax payable	254,553	-
Franchise tax payable	(146,235)
Net cash used in operating activities	(589,753)	-

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(1,150,100)	-
Cash withdrawn from Trust Account to pay taxes	495,491	-
Net cash used in investing activities	(654,609)	-

Cash Flows from Financing Activities:
Proceeds from promissory note- related party	825,000	-
Term extension fees paid by target company	575,100	-
Payment of deferred offering costs	-	(45,009)
Net cash provided by financing activities	1,400,100	(45,009)

Net change in cash	155,738	(45,009)
Cash, beginning of the period	235,864	196,000
Cash, end of the period	$391,602	$150,991

Supplemental Disclosure of Non-cash Financing Activities
Accretion of common stock to redemption value	$1,906,712	$-
Deferred offering costs in accrued offering expenses	$-	$22,100
Deferred offering costs paid by related party	$-	$3,500

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

As of March 31, 2023, the Company had not commenced any operations. All activities through March 31, 2023 are related to the Company’s formation and the initial public offering (“IPO” as described below in Note 3) and, subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

The Company will provide its holders (the “Public Stockholders”) of the outstanding ordinary shares issued at the IPO (the “Public Shares”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income tax obligations).

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

The Initial Stockholders have agreed (a) to waive their redemption rights with respect to the Insider Shares, Private Shares, and Public Shares held by them in connection with the completion of a Business Combination and (b) not to propose, or vote in favor of, an amendment to the Amended and Restated Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

The Company will have until 24 months (or by April 22, 2024 if the time to complete a business combination is extended as described herein) from the closing of the IPO to consummate a Business Combination. In addition, if the Company anticipates that it may not be able to consummate initial business combination within 12 months, the Company’s insiders or their affiliates may, but are not obligated to, extend the period of time to consummate a business combination to April 22, 2024 (for a total of 12 months to complete a business combination) (the “Combination Period”) by depositing $120,000 for each such one-month extension into Trust Account.

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

The Sponsor and the other Initial Stockholders have agreed to waive their liquidation rights with respect to the Insider Shares and Private Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or the other Initial Stockholders acquires Public Shares in or after the IPO, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than $10.00.

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

The Board of Directors of the Company has unanimously (i) approved and declared advisable the Agreement, the Merger and the other transactions contemplated thereby and (ii) resolved to recommend approval of the Agreement and related matters by the stockholders of the Company. At the closing of the Business Combination, the Company will issue 17.5 million shares of common stock to the former security holders of the Target. In addition, the stockholders of the Target are entitled to receive an additional 5.0 million shares of common stock (current valuation of $50.0 million) based on achieving certain revenue targets for 2024 and 5 million shares of common stock (current valuation of $50 million) based on achieving certain revenue targets for 2025. In the event the Company or the Target validly terminates the Agreement because of a default by the other, a breakup fee of $3.0 million will be due to the terminating party.

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

On February 5, 2023, the Company issued an unsecured promissory note in the aggregate principal amount of $250,000 to the Sponsor to cover expenses related to the Business Combination.

Liquidity and Going Concern Consideration

As of March 31, 2023, the Company had cash of $391,602 and a working capital deficit of $2,028,347 (excluding income tax and franchise tax payable).

On January 20, 2023, the Company deposited $1,150,000 into the Trust to extend the time to complete the Business Combination by three months until April 22, 2023. On April 19, 2023, the Company’s stockholders approved an amendment to the Company’s amended and restated certificate of incorporation to permit an extension to as late as April 22, 2024 on a month-by-month basis. On April 21 and May 19, 2023, the Company deposited a total of $240,000 ($120,000 per month) into the Trust Account to extend the time to complete the Business Combination by two months until June 22, 2023. It is uncertain that the Company will be able to consummate a Business Combination by the extended date (or April 22, 2024 if the Sponsor elects to extend the consummation deadline). Moreover, the Company may need to obtain additional financing either to complete its Business Combination or because it becomes obligated to redeem a significant number of public shares upon consummation of its Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. If a Business Combination is not consummated by April 22, 2024, there will be a mandatory liquidation and subsequent dissolution.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by April 22, 2024, then the Company will cease all operations except for the purpose of liquidating. The date for liquidation and subsequent dissolution as well as liquidity concerns raise substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

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

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, it could cause a reduction in the value of the Company’s stock. Additionally, it could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

The Company will continue to monitor for updates to the Company’s business along with guidance issued with respect to the IR Act to determine whether any adjustments are needed to the Company’s tax provision in future periods.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying audited financial statements are presented in U.S. Dollars and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected through December 31, 2023 or for any future periods. These financial statements should be read in conjunction with the Company’s 2022 Annual Report on Form 10-K as filed with the SEC on March 10, 2023.

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

Use of Estimates

In preparing these unaudited condensed financial statements in conformity with U.S. GAAP, the Company’s management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $391,602 and $235,864 in cash and $0 in cash equivalents as of March 31, 2023 and December 31, 2022, respectively.

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

The Company’s Insider Shares were granted to certain independent directors subject to a performance condition, namely the occurrence of a Business Combination. This performance condition is considered in determining the grant date fair value of these instruments using Monte Carlo simulation. Compensation expense related to the Insider Shares is recognized only when the performance condition is probable of occurrence, or more specifically when a Business Combination is consummated. Therefore, no stock-based compensation expense has been recognized for the period ended March 31, 2023 and March 31, 2022. The estimated fair value of the 16,666 shares granted to the Company’s directors was $123,900, or $7.38 per share at March 31, 2023.

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

The Company’s effective tax rate was 78.10% and 0.00% for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2023 and 2022, due to non-deductible transaction costs and the change in valuation allowance of deferred tax assets.

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

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through March 31, 2023.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) Per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The Company’s unaudited condensed statements of operations for subsequent periods will include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture by the Initial Stockholders. At March 31, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

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

The net income (loss) per share presented in the statement of operations is based on the following:

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
	Redeemable shares	Non- redeemable shares	Redeemable shares	Non- redeemable shares
Basic and diluted net income per share:
Numerators:
Allocation of net income	$55,770	$15,608	$-	$-

Denominators:
Basic and diluted weighted average shares outstanding	11,500,000	3,218,499	-	2,499,999
Basic and diluted net income per share	$0.00	$0.00	$-	$-

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

Investments Held in Trust Account

Upon the closing of the IPO and the private placement on April 22, 2022, and the exercise of the over-allotment option and the sale of the additional Private Units on April 27, 2022, an amount of $115,000,000 was placed in the Trust Account and may be invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The trust account is intended as a holding place for funds pending the earlier to occur of either: (i) the completion of the Company’s primary business objective, which is a business combination; or (ii) absent a business combination, return of the funds held in the trust account to the public stockholders as part of redemption of the public shares.

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

Note 3 — Initial Public Offering

Pursuant to the IPO on April 22, 2022, the Company sold 10,000,000 Public Units at $10.00 per Public Unit, generating gross proceeds of $100,000,000. The Company granted the underwriters a 45-day option to purchase up to 1,500,000 additional Public Units to cover over-allotments, if any. On April 27, 2022, the underwriters exercised the over-allotment option in full and purchased 1,500,000 Public Units at a price of $10.00 per Public Unit, generating gross proceeds of $15,000,000. Each Unit consists of one share of common stock, one right (“Public Right”) and one redeemable warrant (“Public Warrant”). Each Public Right will convert into one-tenth (1/10) of one share of common stock upon the consummation of a Business Combination. Each whole Public Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per whole share, subject to adjustment. Because the Warrants may only be exercised for whole numbers of shares, only an even number of warrants may be exercised. The Warrants will become exercisable on the later of the completion of the Company’s initial Business Combination or 24 months from the closing of the IPO, and will expire five years after the completion of the Company’s initial Business Combination or earlier upon redemption or liquidation.

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

As of March 31, 2023, the shares of redeemable common stock reflected on the balance sheet are reconciled in the following table.

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Warrants	(690,000)
Proceeds allocated to Public Rights	(8,280,000)
Offering costs of Public Shares	(6,236,777)
Plus:
Accretion of carrying value to redemption value	16,858,238
Common stock subject to possible redemption- December 31, 2022	116,651,461
Accretion of carrying value to redemption value- three months ended March 31, 2023	1,906,712
Common stock subject to possible redemption - March 31, 2023	$118,558,173

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

On March 7, 2022, the Sponsor surrendered 1,150,000 shares of common stock without any consideration. On April 5, 2022, the Sponsor declared a dividend, payable in shares of common stock, of two-thirds of one share of common stock for each share of common stock issued and outstanding. As a result of the underwriters’ full exercise of their over-allotment option on April 27, 2022, no Insider Shares are currently subject to forfeiture. As of March 31, 2023 and December 31, 2022, there were 3,218,499 Insider Shares issued and outstanding.

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

Promissory Note — Related Party

On December 28, 2021, the Sponsor loaned the Company up to an aggregate amount of $500,000 to be used, in part, for transaction costs incurred in connection with the IPO (the “Promissory Note”). The Promissory Note is unsecured, interest-free and due on the earlier of August 31, 2022 or the closing of the IPO. The Company repaid the outstanding balance of $250,000 to the Sponsor on April 22, 2022.

On January 20, 2023, the Company issued an unsecured promissory note of $575,000 (“Promissory Note 1”) to the Sponsor in exchange for its depositing such amount into the Trust Account to extend the time for the Company to complete a business combination from January 22, 2023 to April 22, 2023. On February 5, 2023, the Sponsor loaned the Company $250,000 (“Promissory Note 2”) to cover expenses related to the Business Combination.

On April 21, 2023, the Company issued an unsecured promissory note of $200,000 (“Promissory Note 3”) to the Sponsor in exchange for its depositing $120,000 to the Trust Account to extend the time for the Company to complete a business combination from April 22, 2023 to May 22, 2023 and the remaining $80,000 to cover working capital needs.

On May 17, 2023, the Company issued an unsecured promissory note of $200,000 (“Promissory Note 4”) to the Sponsor in exchange for its depositing $120,000 to the Trust Account to extend the time for the Company to complete a business combination from May 22, 2023 to June 22, 2023 and the remaining $80,000 to cover working capital needs.

All four Promissory Notes are interest-free and payable after the date on which the Company consummates an initial business combination (see Note 9). As of March 31, 2023 and December 31, 2022, $825,000 and $0 were outstanding respectively, under the Promissory Note 1 and Promissory 2.

Related Party Loans

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the Initial Stockholders or their affiliates may, but are not obligated to, loan us funds as may be required. If the Company completes an initial Business Combination, it will repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Certain amount of such loans may be converted into private at $10.00 per share at the option of the lender. As of March 31, 2023 and December 31, 2022, the Company had no borrowings under the working capital loans.

Administrative Services Agreement

The Company entered into an agreement, commencing on April 19, 2022 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support. However, pursuant to the terms of such agreement, the Sponsor agreed to defer the payment of such monthly fee. Any such unpaid amount will accrue without interest and be due and payable no later than the date of the consummation of initial Business Combination. For the three months period ended March 31, 2023 and 2022, the Company incurred $30,000 and $0, respectively, in fees for these services, of which $30,000 and $80,000 were included in accrued expenses in the accompanying balance sheets as of March 31, 2023 and December 31, 2022.

Other

Mr. Michael Lazar serves as an independent director of the board beginning on the date of the prospectus, also is the Chief Executive Officer of Empire Filings, LLC, which is engaged by the Company to provide print and filing services. The Company incurred $1,000 and $0 for the three months ended March 31, 2023 and 2022, respectively, and will pay $1,000 per quarter for ongoing compliance filings.

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

Note 7 — Stockholders’ Equity

Common Stock — The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. In March 2022, the Sponsor surrendered 1,150,000 shares of common stock without any consideration and in April 2022, the Sponsor declared a dividend, payable in shares of common stock, of two-thirds of one share of common stock for each share of common stock issued and outstanding. As a result of the underwriters’ full exercise of their over-allotment option on April 27, 2022, no Insider Shares are currently subject to forfeiture. As of March 31, 2023 and December 31, 2022, there were 3,218,499 Insider Shares issued and outstanding.

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

Public Warrants — Each redeemable Public Warrant entitles the holder thereof to purchase one share of common stock at a price of $11.50 per full share, and will become exercisable on the later of the completion of an initial Business Combination and 24 months from the closing of the IPO. However, no Public Warrants will be exercisable for cash unless the foregoing, if a registration statement covering the issuance of the common stock issuable upon exercise of the public warrants is not effective within 90 days from the closing of the Company’s initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. If an exemption from registration is not available, holders will not be able to exercise their warrants on a cashless basis. The warrants will expire five years from the closing of the Company’s initial Business Combination at 5:00 p.m., New York City time or earlier upon redemption or liquidation.

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on March 31, 2023 and December 31, 2022, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31, 2023	Level 1	Level 2	Level 3
Assets
Marketable securities held in Trust Account	$118,558,173	$118,558,173	$-	$-

	December 31, 2022	Level 1	Level 2	Level 3
Assets
Marketable securities held in Trust Account	$116,651,461	$116,651,461	$-	$-

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based on the review as further disclosed in the footnotes and except as disclosed below, management did not any subsequent event requiring disclosure in the financial statements.

On April 19, 2023, the Company held a special meeting of stockholders (the “Special Meeting”). During the Special Meeting, stockholders approved (i) an amendment to the Company’s amended and restated certificate of incorporation to permit an extension to as late as April 22, 2024 on a month-by-month basis and (ii) an amendment to the Investment Management Trust Agreement (the “Trust Amendment”), with Continental Stock Transfer & Trust Company giving the Company’s right to extend the time to complete a business combination twelve times for an additional one month each time from April 22, 2023 to April 22, 2024 by depositing $120,000 to the trust account for each one-month extension. As approved by the stockholders of the Company, the Company entered into the Trust Amendment dated as of April 19, 2023, and filed an amendment to its Amended and Restated Certificate of Incorporation with the Delaware Secretary of State.

In connection with the stockholders’ vote at the Special Meeting, 7,414,905 shares were tendered for redemption. As a result, approximately $76.32 million (approximately $10.29 per share) will be removed from the Company’s Trust account to pay such holders, without taking into account additional allocation of payments to cover any tax obligation of the Company, such as franchise taxes, but not including any excise tax, since that date. Following redemptions, the Company will have 7,303,594 shares of common stock outstanding, and approximately $42.24 million will remain in the Company’s Trust Account. Additionally, the redemption results in an estimated exercise tax liability of $763,224 which will be recorded during the second quarter ending June 30, 2023.

On April 21, 2023, the Company issued an unsecured promissory note of $200,000 to the Sponsor in exchange for its depositing $120,000 to the Trust Account to extend the time for the Company to complete a business combination from April 22, 2023 to May 22, 2023 and the remaining $80,000 to cover working capital needs.

On May 17, 2023, the Company issued an unsecured promissory note of $200,000 to the Sponsor in exchange for its depositing $120,000 to the Trust Account to extend the time for the Company to complete a business combination from May 22, 2023 to June 22, 2023 and the remaining $80,000 to cover working capital needs.

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

The proposed business combination is expected to close in the second quarter of 2023, subject to the satisfaction of customary closing conditions, including the effectiveness of the registration statement on Form S-4 that the Company is required to file with the SEC, required Nasdaq approval, and the approval of the proposed Transaction and the Agreement by a majority of the stockholders of the Company and NaturalShrimp.

On January 20, 2023, the Company issued an unsecured promissory note in the aggregate principal amount of $575,000 to the Sponsor in exchange for its depositing such amount into the Trust Account in order to extend the time for us to complete an initial business combination from January 22, 2023 to April 22, 2023. Pursuant to the terms of the Agreement, NaturalShrimp paid one-half of the extension fee while the Company paid the other half. On February 5, 2023, the Company issued an unsecured promissory note in the aggregate principal amount of $250,000 to the Sponsor in order to meet the working capital needs of the Company.

On April 19, 2023, the Company held a special meeting of stockholders (the “Special Meeting”). During the Special Meeting, stockholders approved (i) an amendment to the Company’s amended and restated certificate of incorporation to permit an extension to as late as April 22, 2024 on a month-by-month basis and (ii) an amendment to the Investment Management Trust Agreement (the “Trust Amendment”), with Continental Stock Transfer & Trust Company giving the Company’s right to extend the time to complete a business combination twelve times for an additional one month each time from April 22, 2023 to April 22, 2024 by depositing $120,000 to the Trust Account for each one-month extension. As approved by the stockholders of the Company, the Company entered into the Trust Amendment dated as of April 19, 2023, and filed an amendment to its Amended and Restated Certificate of Incorporation with the Delaware Secretary of State.

In connection with the stockholders’ vote at the Special Meeting, 7,414,905 shares were tendered for redemption. As a result, approximately $76.32 million (approximately $10.29 per share) has been withdrawn from the Company’s Trust account to pay such holders, without taking into account additional allocation of payments to cover any tax obligation of the Company, such as franchise taxes, but not including any excise tax, since that date. Following redemptions, the Company will have 7,303,594 shares of common stock outstanding, and approximately $42.24 million will remain in the Company’s Trust Account.

On April 21, 2023, the Company issued an unsecured promissory note in the aggregate principal amount of $200,000 to the Sponsor in exchange for its depositing $120,000 to the Trust Account to extend the time for us to complete an initial business combination from April 22, 2023 to May 22, 2023, and the remaining $80,000 to cover the Company’s working capital needs.

On May 17, 2023, the Company issued an unsecured promissory note of $200,000 (“Promissory Note 4”) to the Sponsor in exchange for its depositing $120,000 to the Trust Account to extend the time for the Company to complete a business combination from May 22, 2023 to June 22, 2023 and the remaining $80,000 to cover the Company’s working capital needs.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through March 31, 2023 were organizational activities and those necessary to prepare, and consummate, for the IPO and an initial Business Combination. We do not expect to generate any operating revenue until after the completion of our initial Business Combination.

We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended March 31, 2023, we had net income of $71,378, which consisted of loss of $926,172 derived from general and administrative expenses of $886,227 and franchise tax expense of $39,945, offset by interest earned on marketable securities of approximately $1,252,103; income tax expense was $254,553 for the three month period.

For the three months ended March 31, 2022, we did not incur any expenses, as such, we had no net loss.

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

As of March 31, 2023, we had marketable securities held in the Trust Account of $118,558,173. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2023, we withdrew $495,491 interest earned on the Trust Account to pay our taxes. We intend to use substantially all of the funds held in the Trust Account, to acquire a target business and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect a Business Combination, the remaining funds held in the Trust Account will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of March 31, 2023, the Company had cash of $391,602 outside the Trust Account and a working capital deficit of $2,028,347 (excluding income tax and franchise tax payable). On January 20, 2023, the Company deposited $1,150,000 into the Trust to extend the time to complete the Business Combination by three months until April 22, 2023. On April 19, 2023, the Company’s stockholders approved an amendment to the Company’s amended and restated certificate of incorporation to permit an extension to as late as April 22, 2024 on a month-by-month basis. On April 21 and May 19, 2023, the Company deposited a total of $240,000 ($120,000 per month) into the Trust Account to extend the time to complete the Business Combination by two months until June 22, 2023. It is uncertain that the Company will be able to consummate a Business Combination by the extended date (or April 22, 2024 if the Sponsor elects to extend the consummation deadline). Moreover, the Company may need to obtain additional financing either to complete its Business Combination or because it becomes obligated to redeem a significant number of public shares upon consummation of its Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. If a Business Combination is not consummated by April 22, 2024, there will be a mandatory liquidation and subsequent dissolution.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by April 22, 2024, then the Company will cease all operations except for the purpose of liquidating. The date for liquidation and subsequent dissolution as well as liquidity concerns raise substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non- financial assets.

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

Item 4. Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective. Management has identified the following material weaknesses which were previously disclosed in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, are not yet remediated. Management continues to devote significant planning and execution efforts toward remediation these material weaknesses:

•	We lack sufficient segregation of duties with respect to our record keeping, asset custody and authorization controls.

•	We lack controls to prevent unauthorized access to our general ledger including the ability to record journal entries including the ability to record and/or modify journal entries.

•	The design of our controls over the approval of related party transactions is ineffective including requirements to provide contemporaneous documentation of the business purpose and validity of travel expenses.

•	Our controls over the preparation of expense accruals including our ability differentiating between contractual and contingent liabilities and to detect errors in expense accruals through our financial close process are ineffective.

•	We have ineffective oversight on the part of our audit committee.to be management remediated previously reported material weaknesses in our control environment which resulted in inadequate oversight over the accounting for professional fees, income taxes and franchise taxes.

Remediation Plan for the Material Weaknesses

As previously disclosed in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, management has identified material weaknesses as of that date. A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. To remediate the material weaknesses identified above, we are initiating controls and procedures in order to:

●	educating control owners about the principles and requirements of each control, particularly those that have an impact on financial reporting, which includes a specific emphasis on improving the transaction approval process;

●	developing and maintaining documentation to facilitate knowledge transfer during personnel and function changes, in addition designating a specific individual for the purpose of document retention;

●	developing a protocol for each control, as well as establishing reviews for specific tasks and transactions; and

●	Enhancing communication between management and the board as well as management and the audit committee.

The material weaknesses identified above will not be considered remediated until our remediation efforts have been fully implemented and we have concluded that these controls are operating effectively.

Management does not expect that our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of internal control over financial reporting can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been or will be detected.

Changes in Internal Control Over Financial Reporting

Other than the changes intended to remediate the material weakness as discussed above and in Part II, Item 9A of our Annual Report on Form 10-K for the year ended October 31, 2022, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the fiscal quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

YOTTA ACQUISITION CORPORATION

Date: May 23, 2023	By:	/s/ Hui Chen
	Name:	Hui Chen
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 23, 2023	By:	/s/ Robert L. Labbe
	Name:	Robert L. Labbe
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)