Form 10-Q
period 2023-06-30
Yotta Acquisition Corp
filed 2023-09-18
CIK 1907730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of September 15, 2023, there were 7,303,594 shares of the registrant’s common stock, $0.0001 par value, issued and outstanding.

YOTTA ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

YOTTA ACQUISITION CORPORATION
CONDENSED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
Assets
Current Assets
Cash	$460,209	$235,864
Prepaid expenses	11,206	84,486
Other receivable	-	10,850
Total Current Assets	471,415	331,200

Investments held in Trust Account	42,962,341	116,651,461
Total Assets	$43,433,756	$116,982,661

Liabilities, Redeemable Common Stock, and Stockholders’ Deficit
Current Liabilities
Accrued expenses	$1,207,440	$632,531
Franchise tax payable	69,337	186,180
Income tax payable	414,950	309,931
Excise tax payable	763,224	-
Deferred credit - term extension fee funded by acquisition target company	635,100	-
Promissory notes - related party	1,265,000	-
Total Current Liabilities	4,355,051	1,128,642

Deferred underwriting fee payable	4,025,000	4,025,000
Total Liabilities	8,380,051	5,153,642

Commitments and Contingencies (Note 6)
Common stock subject to possible redemption, 4,085,095 shares and 11,500,000 shares at redemption value of $10.52 and $10.14 per share as of June 30, 2023 and December 31, 2022, respectively	42,962,341	116,651,461

Stockholders’ Deficit
Common stock, $0.0001 par value; 50,000,000 shares authorized; 3,218,499 shares issued and outstanding (excluding 4,085,095 shares and 11,500,000 shares subject to possible redemption as of June 30, 2023 and December 31, 2022, respectively)	321	321
Accumulated deficit	(7,908,957)	(4,822,763)
Total Stockholders’ Deficit	(7,908,636)	(4,822,442)
Total Liabilities, Redeemable Common Stock, and Stockholders’ Deficit	$43,433,756	$116,982,661

The accompanying notes are an integral part of these unaudited condensed financial statements.

YOTTA ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
General and administrative expenses	$364,503	$109,939	$1,250,729	$109,939
Franchise tax expenses	29,392	25,608	69,337	25,608
Loss from operations	(393,895)	(135,547)	(1,320,066)	(135,547)
Interest income	793,188	139,177	2,045,290	139,177
Income (loss) before income taxes	399,293	3,630	725,224	3,630
Income taxes provision	(160,397)	(23,849)	(414,950)	(23,849)
Net income (loss)	$238,896	$(20,219)	$310,274	$(20,219)

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	5,568,076	8,733,333	8,534,038	4,366,667

Basic and diluted net income (loss) per share, common stock subject to possible redemption	$0.03	$(0.00)	$0.03	$(0.00)

Basic and diluted weighted average shares outstanding, common stock	3,218,499	3,028,349	3,218,499	2,764,174

Basic and diluted net income (loss) per share, common stock	$0.03	$(0.00)	$0.03	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

YOTTA ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Three and Six Months Ended June 30, 2023

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	3,218,499	$321	$-	$(4,822,763)	$(4,822,442)
Accretion of common stock to redemption value	-	-	-	(1,906,712)	(1,906,712)
Net income	-	-	-	71,378	71,378
Balance as of March 31, 2023	3,218,499	$321	$-	$(6,658,097)	$(6,657,776)
Accretion of common stock to redemption value	-	-	-	(726,532)	(726,532)
Excise tax liability	-	-	-	(763,224)	(763,224)
Net income	-	-	-	238,896	238,896
Balance as of June 30, 2023	3,218,499	$321	$-	$(7,908,957)	$(7,908,636)

For the Three and Six Months Ended June 30, 2022

	Common Stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	capital	deficit	deficit
Balance as of January 1, 2022	2,874,999	$287	$24,713	$(11,769)	$13,231
Net loss	-	-	-	-	-
Balance as of March 31, 2022	2,874,999	$287	$24,713	$(11,769)	$13,231
Sale of private placement units	343,500	34	3,434,966	-	3,435,000
Proceeds allocated to Public Warrants classified as equity	-	-	690,000	-	690,000
Proceeds allocated to Public Rights classified as equity	-	-	8,280,000	-	8,280,000
Offering costs allocated to Public Warrants and Public Rights classified as equity	-	-	(527,624)	-	(527,624)
Remeasurement of common stock to redemption value	-	-	(11,902,055)	(3,443,900)	(15,345,955)
Net loss	-	-	-	(20,219)	(20,219)
Balance as of June 30, 2022	3,218,499	$321	$-	$(3,475,888)	$(3,475,567)

The accompanying notes are an integral part of these unaudited condensed financial statements.

YOTTA ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$310,274	$(20,219)
Adjustments to reconcile net cash used in operating activities:
Interest earned on investments held in Trust Account	(2,042,847)	(139,177)
Changes in current assets and current liabilities:
Prepaid expenses	73,279	(249,483)
Other receivable	10,850	-
Accrued expenses	574,909	4,711
Income tax payable	105,019	23,849
Franchise tax payable	(116,843)	25,608
Net cash used in operating activities	(1,085,359)	(354,711)

Cash Flows from Investing Activities:
Purchase of investment held in Trust Account	-	(115,000,000)
Cash deposited in Trust Account	(1,510,100)	-
Cash withdrawn from Trust Account to pay taxes	919,704	-
Cash withdrawn from Trust Account to pay redeemed public stockholders	76,322,364	-
Net cash used in investing activities	75,731,968	(115,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of public units through public offering	-	115,000,000
Proceeds from sale of private placement units	-	3,435,000
Repayment of promissory note to related party	-	(250,000)
Payment of underwriters’ commissions	-	(2,300,000)
Payment of deferred offering costs	-	(339,802)
Proceeds from promissory note- related party	1,265,000	-
Payment to redeemed public stockholders	(76,322,364)	-
Term extension fees paid by target company	635,100	-
Net cash provided by financing activities	(74,422,264)	115,545,198

Net change in cash	224,345	190,487
Cash, beginning of the period	235,864	196,000
Cash, end of the period	$460,209	$386,487

Supplemental Disclosure of Non-cash Investing and Financing Activities
Deferred underwriting fee	$-	$4,025,000
Initial classification of ordinary shares subject to possible redemption	$-	$106,030,000
Accretion of common stock to redemption value	$2,633,244	$15,345,955
Excise tax payable	$763,224	$-

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

As of June 30, 2023, the Company had not commenced any operations. All activities through June 30, 2023 are related to the Company’s formation and the initial public offering (“IPO” as described below in Note 3) and, subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Initially, the Company had until 9 months from the closing of the IPO to consummate a Business Combination. In addition, if the Company anticipates that it may not be able to consummate initial business combination within 9 months, the Company’s insiders or their affiliates may, but are not obligated to, extend the period of time to consummate a business combination two times by an additional three months each time (for a total of 15 months to complete a business combination) (the “Combination Period”). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliate or designees must deposit into the Trust Account $1,000,000, or $1,150,000 if the underwriters’ over-allotment option is exercised in full ($0.10 per Public Share in either case or an aggregate of $2,000,000 (or $2,300,000 if the over-allotment option is exercised in full)), on or prior to the date of the applicable deadline.

On April 19, 2023, the Company held a special meeting of stockholders (the “Special Meeting”). During the Special Meeting, stockholders approved (i) an amendment to the Company’s amended and restated certificate of incorporation to permit an extension to as late as April 22, 2024 on a month-by-month basis and (ii) an amendment to the Investment Management Trust Agreement (the “Trust Amendment”), with Continental Stock Transfer & Trust Company giving the Company’s right to extend the time to complete a business combination twelve times for an additional one month each time from April 22, 2023 to April 22, 2024 by depositing $120,000 to the trust account for each one-month extension. As approved by the stockholders of the Company, the Company entered into the Trust Amendment dated as of April 19, 2023, and filed an amendment to its Amended and Restated Certificate of Incorporation with the Delaware Secretary of State. In connection with the stockholders’ vote at the special meeting, an aggregate of 7,414,905 shares with redemption value of approximately $76,322,364 (or $10.29 per share) of the Company’s common stock were tendered for redemption.

The Company has until 24 months (or by April 22, 2024 if the time to complete a business combination is extended as described herein) from the closing of the IPO to consummate a Business Combination. If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest (which interest shall be net of taxes payable, and less certain amount of interest to pay dissolution expenses) divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below $10.00 per Public Share, except as to any claims by a third party who executed a valid and enforceable agreement with the Company waiving any right, title, interest or claim of any kind they may have in or to any monies held in the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims.

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

On February 5, 2023, the Company issued an unsecured promissory note of $250,000 to the Sponsor to cover expenses related to the Business Combination.

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

On June 20, 2023, the Company deposited $120,000 into the Trust Account to extend the time to complete the Business Combination from June 22, 2023 to July 22, 2023. Pursuant to the terms of the Agreement, the Target paid one-half of the extension fee while the Company paid the other half. On June 20, 2023, the Company issued an unsecured promissory note of $40,000 to the Sponsor for the extension payment.

By a letter dated August 10, 2023 (the “Termination Letter”), the Company informed NaturalShrimp that it was terminating Merger Agreement. The termination of the Merger Agreement was due to breaches by NaturalShrimp of its obligations thereunder including, but not limited to, NaturalShrimp’s obligation to share the costs associated with the extension of the deadline by which Yotta must complete an initial business combination. Although the payments were to be shared equally, NaturalShrimp failed to provide its portion despite being notified of its obligation to do so.

NaturalShrimp has not responded to the Termination Letter but previously sent a notification that it was terminating the Merger Agreement. Yotta rejected that purported termination as it does not believe NaturalShrimp has a legal basis under the Merger Agreement to terminate it. Moreover, pursuant to Section 10.2(b) of the Merger Agreement, NaturalShrimp was not authorized to terminate the Merger Agreement when it was in breach of its terms. Yotta also included in the Termination Letter a demand for the $3 million termination fee due to it under the terms of the Merger Agreement.

Liquidity and Going Concern Consideration

As of June 30, 2023, the Company had cash of $460,209 and a working capital deficit of $3,399,349 (excluding income tax and franchise tax payable).

On each of April 21, 2023, May 19, 2023, June 20, 2023, July 21, 2023, and August 21, 2023, the Company made a deposit of $120,000 to the Trust Account and extended the time to complete a Business Combination to September 22, 2023. It is uncertain that the Company will be able to consummate a Business Combination by the extended date (or April 22, 2024 if the Sponsor elects to extend the consummation deadline). Moreover, the Company may need to obtain additional financing either to complete its Business Combination or because it becomes obligated to redeem a significant number of public shares upon consummation of its Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. If a Business Combination is not consummated by April 22, 2024, there will be a mandatory liquidation and subsequent dissolution.

The Company expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. The Company may need to obtain additional financing either to complete its Business Combination or because it becomes obligated to redeem a significant number of public shares upon consummation of its Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of our Business Combination. If the Company is unable to complete its Business Combination because it does not have sufficient funds available, it will be forced to cease operations and liquidate the Trust Account. In addition, following the Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

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

At this time, it has been determined that the IR Act tax provisions have an impact to the Company’s fiscal 2023 income tax provision as there were redemptions by the public stockholders in April 2023; as a result, the Company recorded $763,224 excise tax liability as of June 30, 2023. The Company will continue to monitor for updates to the Company’s business along with guidance issued with respect to the IR Act to determine whether any adjustments are needed to the Company’s tax provision in future periods.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying audited financial statements are presented in U.S. Dollars and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected through December 31, 2023 or for any future periods. These financial statements should be read in conjunction with the Company’s 2022 Annual Report on Form 10-K as filed with the SEC on March 10, 2023.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $460,209 and $235,864 in cash and $0 in cash equivalents as of June 30, 2023 and December 31, 2022, respectively.

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

The Company’s Insider Shares were granted to certain independent directors subject to a performance condition, namely the occurrence of a Business Combination. This performance condition is considered in determining the grant date fair value of these instruments using Monte Carlo simulation. Compensation expense related to the Insider Shares is recognized only when the performance condition is probable of occurrence, or more specifically when a Business Combination is consummated. Therefore, no stock-based compensation expense has been recognized for the period ended June 30, 2023 and June 30, 2022. The estimated fair value of the 16,666 shares granted to the Company’s directors was $123,900, or $7.38 per share at June 30, 2023.

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

The Company’s effective tax rate was 40.17% and 0.00% for the three months ended June 30, 2023 and 2022, respectively; and 57.22% and 0.00% for the six months ended June 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for both the three and six months ended June 30, 2023 and 2022, due to impact of transaction costs and change in valuation allowance.

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

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through June 30, 2023.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) Per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The Company’s unaudited condensed statements of operations for subsequent periods will include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture by the Initial Stockholders. At June 30, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

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

The net income (loss) per share presented in the statement of operations is based on the following:

	Three Months Ended June 30, 2023		Three Months Ended June 30, 2022
	Redeemable shares	Non- redeemable shares	Redeemable shares	Non- redeemable shares
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net income (loss)	$151,389	$87,507	$(15,013)	$(5,206)

Denominators:
Basic and diluted weighted average shares outstanding	5,568,076	3,218,499	8,733,333	3,028,349
Basic and diluted net income (loss) per share	$0.03	$0.03	$(0.00)	$(0.00)

	Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
	Redeemable shares	Non- redeemable shares	Redeemable shares	Non- redeemable shares
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net income (loss)	$225,304	$84,970	$(12,381)	$(7,838)

Denominators:
Basic and diluted weighted average shares outstanding	8,534,038	3,218,499	4,366,667	2,764,174
Basic and diluted net income (loss) per share	$0.03	$0.03	$(0.00)	$(0.00)

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

As of June 30, 2023, the shares of redeemable common stock reflected on the balance sheet are reconciled in the following table.

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Warrants	(690,000)
Proceeds allocated to Public Rights	(8,280,000)
Offering costs of Public Shares	(6,236,777)
Plus:
Accretion of carrying value to redemption value	16,858,238
Common stock subject to possible redemption- December 31, 2022	116,651,461
Accretion of carrying value to redemption value- six months ended June 30, 2023	2,633,244
Payment to redeemed public stockholders	(76,322,364)
Common stock subject to possible redemption - June 30, 2023	$42,962,341

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

On March 7, 2022, the Sponsor surrendered 1,150,000 shares of common stock without any consideration. On April 5, 2022, the Sponsor declared a dividend, payable in shares of common stock, of two-thirds of one share of common stock for each share of common stock issued and outstanding. As a result of the underwriters’ full exercise of their over-allotment option on April 27, 2022, no Insider Shares are currently subject to forfeiture. As of June 30, 2023 and December 31, 2022, there were 3,218,499 Insider Shares issued and outstanding.

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

On June 20, 2023, the Company issued an unsecured promissory note of $40,000 (“Promissory Note 5”) to the Sponsor in exchange for its depositing $60,000 to the Trust Account to extend the time for the Company to complete a business combination from June 22, 2023 to July 22, 2023.

All five Promissory Notes are interest-free and payable after the date on which the Company consummates an initial business combination. As of June 30, 2023 and December 31, 2022, $1,265,000 and $0 were outstanding respectively, under all the Promissory Notes.

Related Party Loans

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the Initial Stockholders or their affiliates may, but are not obligated to, loan us funds as may be required. If the Company completes an initial Business Combination, it will repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Certain amount of such loans may be converted into private at $10.00 per share at the option of the lender. As of June 30, 2023 and December 31, 2022, the Company had no borrowings under the working capital loans.

Administrative Services Agreement

The Company entered into an agreement, commencing on April 19, 2022 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support. However, pursuant to the terms of such agreement, the Sponsor agreed to defer the payment of such monthly fee. Any such unpaid amount will accrue without interest and be due and payable no later than the date of the consummation of initial Business Combination. For the three and six months period ended June 30, 2023, the Company incurred $30,000 and $60,000, respectively, in fees for these services, of which $60,000 and $80,000 were included in accrued expenses in the accompanying balance sheets as of June 30, 2023 and December 31, 2022.

Other

Mr. Michael Lazar serves as an independent director of the board beginning on the date of the prospectus, also is the Chief Executive Officer of Empire Filings, LLC, which is engaged by the Company to provide print and filing services. The Company incurred $2,050 and $3,400 during the three and six months ended June 30, 2023, respectively; and $3,550 and $18,550 during the three months and six months ended June 30, 2022, respectively. The Company will pay $1,000 per quarter for ongoing compliance filings.

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

Note 7 — Stockholders’ Equity

Common Stock — The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. In March 2022, the Sponsor surrendered 1,150,000 shares of common stock without any consideration and in April 2022, the Sponsor declared a dividend, payable in shares of common stock, of two-thirds of one share of common stock for each share of common stock issued and outstanding. As a result of the underwriters’ full exercise of their over-allotment option on April 27, 2022, no Insider Shares are currently subject to forfeiture. As of June 30, 2023 and December 31, 2022, there were 3,218,499 Insider Shares issued and outstanding.

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on June 30, 2023 and December 31, 2022, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30, 2023	Level 1	Level 2	Level 3
Assets
Marketable securities held in Trust Account	$42,962,341	$42,962,341	$-	$-

	December 31, 2022	Level 1	Level 2	Level 3
Assets
Marketable securities held in Trust Account	$116,651,461	$116,651,461	$-	$-

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based on the review as further disclosed in the footnotes and except as disclosed below, management did not any subsequent event requiring disclosure in the financial statements.

Termination of a Material Definitive Agreement

By a letter dated August 10, 2023 (the “Termination Letter”), the Company informed NaturalShrimp that it was terminating Merger Agreement. The termination of the Merger Agreement was due to breaches by NaturalShrimp of its obligations thereunder including, but not limited to, NaturalShrimp’s obligation to share the costs associated with the extension of the deadline by which the Company must complete an initial business combination. Although the payments were to be shared equally, NaturalShrimp failed to provide its portion despite being notified of its obligation to do so.

NaturalShrimp has not responded to the Termination Letter but previously sent a notification that it was terminating the Merger Agreement. The Company rejected that purported termination as it does not believe NaturalShrimp has a legal basis under the Merger Agreement to terminate it. Moreover, pursuant to Section 10.2(b) of the Merger Agreement, NaturalShrimp was not authorized to terminate the Merger Agreement when it was in breach of its terms. The Company also included in the Termination Letter a demand for the $3 million termination fee due to it under the terms of the Merger Agreement.

On July 18, 2023, the Company issued an unsecured promissory note of $160,000 to the Sponsor in exchange for its depositing $120,000 to the Trust Account on to extend the time for the Company to complete a business combination from July 22, 2023 to August 22, 2023 and the remaining $40,000 to cover working capital needs.

On August 18, 2023, the Company issued an unsecured promissory note of $200,000 to the Sponsor in exchange for its depositing $120,000 to the Trust Account to extend the time for the Company to complete a business combination from August 22, 2023 to September 22, 2023 and the remaining $80,000 to cover working capital needs.

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

In connection with the stockholders’ vote at the Special Meeting, 7,414,905 shares were tendered for redemption. As a result, approximately $76,322,364 (or $10.29 per share) has been withdrawn from the Company’s Trust account to pay such holders, without taking into account additional allocation of payments to cover any tax obligation of the Company, such as franchise taxes, but not including any excise tax, since that date.

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

On June 20, 2023, the Company deposited $120,000 into the Trust Account to extend the time to complete the Business Combination from June 22, 2023 to July 22, 2023. Pursuant to the terms of the Agreement, the Target paid one-half of the extension fee while the Company paid the other half. On June 20, 2023, the Company issued an unsecured promissory note of $40,000 to the Sponsor for the extension payment.

On July 18, 2023, the Company issued an unsecured promissory note of $160,000 to the Sponsor in exchange for its depositing $120,000 to the Trust Account on to extend the time for the Company to complete a business combination from July 22, 2023 to August 22, 2023 and the remaining $40,000 to cover working capital needs.

On August 18, 2023, the Company issued an unsecured promissory note of $200,000 to the Sponsor in exchange for its depositing $120,000 to the Trust Account to extend the time for the Company to complete a business combination from August 22, 2023 to September 22, 2023 and the remaining $80,000 to cover working capital needs.

Termination of a Material Definitive Agreement

By a letter dated August 10, 2023 (the “Termination Letter”), the Company informed NaturalShrimp that it was terminating Merger Agreement. The termination of the Merger Agreement was due to breaches by NaturalShrimp of its obligations thereunder including, but not limited to, NaturalShrimp’s obligation to share the costs associated with the extension of the deadline by which the Company must complete an initial business combination. Although the payments were to be shared equally, NaturalShrimp failed to provide its portion despite being notified of its obligation to do so.

NaturalShrimp has not responded to the Termination Letter but previously sent a notification that it was terminating the Merger Agreement. The Company rejected that purported termination as it does not believe NaturalShrimp has a legal basis under the Merger Agreement to terminate it. Moreover, pursuant to Section 10.2(b) of the Merger Agreement, NaturalShrimp was not authorized to terminate the Merger Agreement when it was in breach of its terms. The Company also included in the Termination Letter a demand for the $3 million termination fee due to it under the terms of the Merger Agreement.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through June 30, 2023 were organizational activities and those necessary to prepare, and consummate, for the IPO and an initial Business Combination. We do not expect to generate any operating revenue until after the completion of our initial Business Combination.

We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended June 30, 2023, we had a net income of $238,896, which consisted of interest income of $793,188 offset by general and administrative expenses of $364,503, franchise tax expense of $29,392, income tax expense of $160,397. For the three months ended June 30, 2022, we had a net loss of $20,219, which consisted of interest income of $139,177 offset by general and administrative expenses of $109,939, franchise tax expense of $25,608, income tax expense of $23,849.

For the six months ended June 30, 2023, we had a net income of $310,274, which consisted of interest income of $2,045,290 offset by general and administrative expenses of $1,250,729, franchise tax expense of $69,337, income tax expense of $414,950. For the six months ended June 30, 2022, we had a net loss of $20,219, which consisted of interest income of $139,177 offset by general and administrative expenses of $109,939, franchise tax expense of $25,608, income tax expense of $23,849.

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

As of June 30, 2023, we had marketable securities held in the Trust Account of $42,962,341. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2023, we withdrew $919,704 interest earned on the Trust Account to pay our taxes. We intend to use substantially all of the funds held in the Trust Account, to acquire a target business and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect a Business Combination, the remaining funds held in the Trust Account will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of June 30, 2023, the Company had cash of $460,209 outside the Trust Account and a working capital deficit of $3,399,349 (excluding income tax and franchise tax payable). On January 20, 2023, the Company deposited $1,150,000 into the Trust to extend the time to complete the Business Combination by three months until April 22, 2023. On April 19, 2023, the Company’s stockholders approved an amendment to the Company’s amended and restated certificate of incorporation to permit an extension to as late as April 22, 2024 on a month-by-month basis. On each of April 21, 2023, May 19, 2023, June 20, 2023, July 21, 2023 and August 21, 2023, the Company made a deposit of $120,000 to the Trust Account and extended the time to complete a Business Combination to September 22, 2023. It is uncertain that the Company will be able to consummate a Business Combination by the extended date (or April 22, 2024 if the Sponsor elects to extend the consummation deadline). Moreover, the Company may need to obtain additional financing either to complete its Business Combination or because it becomes obligated to redeem a significant number of public shares upon consummation of its Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. If a Business Combination is not consummated by April 22, 2024, there will be a mandatory liquidation and subsequent dissolution.

The Company expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. The Company may need to obtain additional financing either to complete its Business Combination or because it becomes obligated to redeem a significant number of public shares upon consummation of its Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of our Business Combination. If the Company is unable to complete its Business Combination because it does not have sufficient funds available, it will be forced to cease operations and liquidate the Trust Account. In addition, following the Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non- financial assets.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective. Management has identified the following material weaknesses which were previously disclosed in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, are not yet remediated. Management continues to devote significant planning and execution efforts toward remediation these material weaknesses:

●	We lack sufficient segregation of duties with respect to our record keeping, asset custody and authorization controls.

●	We lack controls to prevent unauthorized access to our general ledger including the ability to record journal entries including the ability to record and/or modify journal entries.

●	The design of our controls over the approval of related party transactions is ineffective including requirements to provide contemporaneous documentation of the business purpose and validity of travel expenses.

●	Our controls over the preparation of expense accruals including our ability differentiating between contractual and contingent liabilities and to detect errors in expense accruals through our financial close process are ineffective.

●	We have ineffective oversight on the part of our audit committee.

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

Changes in Internal Control Over Financial Reporting

Other than the changes intended to remediate the material weakness as discussed above and in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2022, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the fiscal quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

YOTTA ACQUISITION CORPORATION

Date: September 18, 2023	By:	/s/ Hui Chen
	Name:	Hui Chen
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: September 18, 2023	By:	/s/ Robert L. Labbe
	Name:	Robert L. Labbe
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)