Form 10-Q
period 2023-09-30
Yotta Acquisition Corp
filed 2023-12-20
CIK 1907730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of December 20, 2023, there were 3,944,835 shares of the registrant’s common stock, $0.0001 par value, issued and outstanding.

YOTTA ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

YOTTA ACQUISITION CORPORATION
CONDENSED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
Assets
Current Assets
Cash	$688,088	$235,864
Prepaid expenses	17,500	84,486
Other receivable	-	10,850
Total Current Assets	705,588	331,200

Investments held in Trust Account	43,539,360	116,651,461
Total Assets	$44,244,948	$116,982,661

Liabilities, Redeemable Common Stock, and Stockholders’ Deficit
Current Liabilities
Accrued expenses	$1,394,257	$632,531
Franchise tax payable	43,200	186,180
Income tax payable	474,045	309,931
Excise tax payable	1,121,204	-
Promissory notes - related party	1,625,000	-
Redeemed common stock payable to public stockholders	35,797,997	-
Total Current Liabilities	40,455,703	1,128,642

Deferred underwriting fee payable	4,025,000	4,025,000
Total Liabilities	44,480,703	5,153,642

Commitments and Contingencies (Note 6)
Common stock subject to possible redemption, 726,336 shares and 11,500,000 shares at redemption value of $10.66 and $10.14 per share as of September 30, 2023 and December 31, 2022, respectively	7,741,363	116,651,461

Stockholders’ Deficit
Common stock, $0.0001 par value; 50,000,000 shares authorized; 3,218,499 shares issued and outstanding (excluding 726,336 shares and 11,500,000 shares subject to possible redemption as of September 30, 2023 and December 31, 2022, respectively)	321	321
Accumulated deficit	(7,977,439)	(4,822,763)
Total Stockholders’ Deficit	(7,977,118)	(4,822,442)
Total Liabilities, Redeemable Common Stock, and Stockholders’ Deficit	$44,244,948	$116,982,661

The accompanying notes are an integral part of these unaudited condensed financial statements.

YOTTA ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
General and administrative expenses	$297,823	$142,317	$1,548,552	$252,256
Franchise tax expenses	(26,137)	25,608	43,200	51,216
Loss from operations	(271,686)	(167,925)	(1,591,752)	(303,472)
Interest income	562,199	519,818	2,607,489	658,994
Other income	635,100	-	635,100	-
Income before income taxes	925,613	351,893	1,650,837	355,522
Income taxes provision	(59,095)	(103,784)	(474,045)	(127,633)
Net income	$866,518	$248,109	$1,176,792	$227,889

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	3,789,819	11,500,000	6,930,461	6,779,412

Basic and diluted net income per share, common stock subject to possible redemption	$0.12	$0.02	$0.12	$0.02

Basic and diluted weighted average shares outstanding, common stock	3,218,499	3,218,499	3,218,499	2,917,843

Basic and diluted net income per share, common stock	$0.12	$0.02	$0.12	$0.02

The accompanying notes are an integral part of these unaudited condensed financial statements.

YOTTA ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Three and Nine Months Ended September 30, 2023

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	3,218,499	$321	$-	$(4,822,763)	$(4,822,442)
Accretion of common stock to redemption value	-	-	-	(1,906,712)	(1,906,712)
Net income	-	-	-	71,378	71,378
Balance as of March 31, 2023	3,218,499	$321	$-	$(6,658,097)	$(6,657,776)
Accretion of common stock to redemption value	-	-	-	(726,532)	(726,532)
Excise tax liability	-	-	-	(763,224)	(763,224)
Net income	-	-	-	238,896	238,896
Balance as of June, 2023	3,218,499	$321	$-	$(7,908,957)	$(7,908,636)
Accretion of common stock to redemption value	-	-	-	(577,020)	(577,020)
Capital contribution made by Sponsor related to the stockholder non-redemption agreements	-	-	446,735	-	446,735
Cost of raising capital related to the stockholder non-redemption agreements	-	-	(446,735)	-	(446,735)
Excise tax liability	-	-	-	(357,980)	(357,980)
Net income	-	-	-	866,518	866,518
Balance as of September 30, 2023	3,218,499	$321	$-	$(7,977,439)	$(7,977,118)

For the Three and Nine Months Ended September 30, 2022

	Common Stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	capital	deficit	deficit
Balance as of January 1, 2022	2,874,999	$287	$24,713	$(11,769)	$13,231
Net loss	-	-	-	-	-
Balance as of March 31, 2022	2,874,999	$287	$24,713	$(11,769)	$13,231
Sale of private placement units	343,500	34	3,434,966	-	3,435,000
Proceeds allocated to Public Warrants classified as equity	-	-	690,000	-	690,000
Proceeds allocated to Public Rights classified as equity	-	-	8,280,000	-	8,280,000
Offering costs allocated to Public Warrants and Public Rights classified as equity	-	-	(527,624)	-	(527,624)
Remeasurement of common stock to redemption value	-	-	(11,902,055)	(3,443,900)	(15,345,955)
Net loss	-	-	-	(20,219)	(20,219)
Balance as of June 30, 2022	3,218,499	$321	$-	$(3,475,888)	$(3,475,567)
Remeasurement of common stock to redemption value	-	-	-	(519,818)	(519,818)
Net income	-	-	-	248,109	248,109
Balance as of September 30, 2022	3,218,499	$321	$-	$(3,747,597)	$(3,747,276)

The accompanying notes are an integral part of these unaudited condensed financial statements.

YOTTA ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$1,176,792	$227,889
Adjustments to reconcile net cash used in operating activities:
Interest earned on investments held in Trust Account	(2,600,668)	(658,994)
Changes in current assets and current liabilities:
Prepaid expenses	66,985	(166,984)
Other receivable	10,850	-
Accrued expenses	761,726	32,779
Income tax payable	164,114	127,633
Franchise tax payable	(142,980)	51,216
Net cash used in operating activities	(563,181)	(386,461)

Cash Flows from Investing Activities:
Purchase of investment held in Trust Account	-	(115,000,000)
Cash deposited in Trust Account	(1,750,100)	-
Cash withdrawn from Trust Account to pay taxes	1,140,505	-
Cash withdrawn from Trust Account to pay redeemed public stockholders	76,322,364	-
Net cash provided by (used in) investing activities	75,712,769	(115,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of public units through public offering	-	115,000,000
Proceeds from sale of private placement units	-	3,435,000
Repayment of promissory note to related party	-	(250,000)
Payment of underwriters’ commissions	-	(2,300,000)
Payment of deferred offering costs	-	(339,802)
Proceeds from promissory note- related party	1,625,000	-
Payment to redeemed public stockholders	(76,322,364)	-
Net cash (used in) provided by financing activities	(74,697,364)	115,545,198

Net change in cash	452,224	158,737
Cash, beginning of the period	235,864	196,000
Cash, end of the period	$688,088	$354,737

Supplemental Disclosure of Non-cash Investing and Financing Activities
Deferred underwriting fee	$-	$4,025,000
Initial classification of ordinary shares subject to possible redemption	$-	$106,030,000
Accretion of common stock to redemption value	$3,210,263	$15,865,772
Excise tax payable	$1,121,204	$-
Stockholder redemption payable	$35,797,997	$-

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

As of September 30, 2023, the Company had not commenced any operations. All activities through September 30, 2023 are related to the Company’s formation and the initial public offering (“IPO” as described below in Note 3) and, subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

The Company will provide its holders (the “Public Stockholders”) of the outstanding common stock issued at the IPO (the “Public Shares”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income tax obligations).

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

On April 19, 2023, the Company held a special meeting of stockholders (the “April Special Meeting”). During the April Special Meeting, stockholders approved (i) an amendment to the Company’s amended and restated certificate of incorporation to extend the date by which the Company has to consummate a business combination from April 22, 2023 to April 22, 2024 on a month-by-month basis and (ii) an amendment to the Investment Management Trust Agreement (the “Trust Agreement”) with Continental Stock Transfer & Trust Company giving the Company’s right to extend the time to complete a business combination twelve times for an additional one month each time from April 22, 2023 to April 22, 2024 by depositing $120,000 to the Trust Account for each one-month extension. In connection with the stockholders’ vote at the special meeting, an aggregate of 7,414,905 shares with redemption value of approximately $76,322,364 (or $10.29 per share) of the Company’s common stock were tendered for redemption.

On September 22, 2023, the Company held a special meeting of stockholders (the “September Special Meeting”). During the September Special Meeting, stockholders approved (i) an amendment to the Company’s amended and restated certificate of incorporation to extend the date by which the Company has to consummate a business combination from September 22, 2023 to August 22, 2024 and (ii) an amendment to the Company’s Trust Agreement as amended on April 19, 2023 to provide that the time for the Company to complete its initial business combination under the Trust Agreement shall be extended from September 22, 2023 to August 22, 2024 without depositing any additional funds to the Trust Account. Additionally, the Company and the Sponsor entered into agreements with several third parties in exchange for them agreeing not to redeem shares of the Company’s common stock sold in its IPO (See Note 6). In connection with the stockholders’ vote at the special meeting, an aggregate of 3,358,759 shares with redemption value of approximately $35,797,997 (or $10.66 per share) of the Company’s common stock were tendered for redemption. As of September 30, the Company recorded $35,797,997 as a liability; the entire amount was paid to the redeemed public stockholders on October 16, 2023.

The Company has until 28 months (or by August 22, 2024) from the closing of the IPO to consummate a Business Combination. If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest (which interest shall be net of taxes payable, and less certain amount of interest to pay dissolution expenses) divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Business Combination

On October 24, 2022, the Company, NaturalShrimp Incorporated, a Nevada corporation (“NaturalShrimp”), and Yotta Merger Sub, Inc., a Nevada corporation (“Merger Sub”) and wholly-owned subsidiary of the Company, entered into a Merger Agreement (the “Agreement”), pursuant to which Merger Sub would merge with and into the NaturalShrimp (the “Business Combination”) with the Target as the surviving corporation of the Business Combination and becoming a wholly-owned subsidiary of the Company.

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

NaturalShrimp has not responded to the Termination Letter but previously sent a notification that it was terminating the Merger Agreement. Yotta rejected that purported termination as it does not believe NaturalShrimp has a legal basis under the Merger Agreement to terminate it. Moreover, pursuant to Section 10.2(b) of the Merger Agreement, NaturalShrimp was not authorized to terminate the Merger Agreement when it was in breach of its terms. The Company also included in the Termination Letter a demand for the $3 million termination fee due to it under the terms of the Merger Agreement. There have been no further developments with respect to the Merger Agreement or the Termination Letter. As of September 30, 2023, the Company recorded $635,100 representing total extension fee received from NaturalShrimp as other income in the statement of operations.

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

Liquidity and Going Concern Consideration

As of September 30, 2023, the Company had cash of $688,088 and a working capital deficit of $3,434,873 (excluding stockholder redemption payable and income tax and franchise tax payable).

On each of April 21, 2023, May 19, 2023, June 20, 2023, July 21, 2023, and August 21, 2023, the Company made a deposit of $120,000 to the Trust Account and extended the time to complete a Business Combination to September 22, 2023. On September 22, 2023, the Company’s stockholders approved an amendment to the Company’s amended and restated certificate of incorporation to permit an extension to August 22, 2024 without depositing any additional funds to the Trust Account. It is uncertain that the Company will be able to consummate a Business Combination by the extended date (or August 22, 2024 if the Sponsor elects to extend the consummation deadline). Moreover, the Company may need to obtain additional financing either to complete its Business Combination or because it becomes obligated to redeem a significant number of public shares upon consummation of its Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. If a Business Combination is not consummated by August 22, 2024, there will be a mandatory liquidation and subsequent dissolution.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by August 22, 2024, then the Company will cease all operations except for the purpose of liquidating. The date for liquidation and subsequent dissolution as well as liquidity concerns raise substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

In February 2022, an armed conflict escalated between Russia and Ukraine. The sanctions announced by the United States and other countries against Russia and Belarus following Russia’s invasion of Ukraine to date include restrictions on selling or importing goods, services, or technology in or from affected regions and travel bans and asset freezes impacting connected individuals and political, military, business, and financial organizations in Russia and Belarus. The United States and other countries could impose wider sanctions and take other actions should the conflict further escalate. Separately, in October 2023, Israel and certain Iranian-backed Palestinian forces began an armed conflict in Israel, the Gaza Strip, and surrounding areas, which threatens to spread to other Middle Eastern countries including Lebanon and Iran.

As a result of the ongoing Russia/Ukraine, Hamas/Israel conflicts and/or other future global conflicts, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and potential future sanctions on the world economy and the specific impact on the Company’s financial position, results of operations or ability to consummate a Business Combination are not yet determinable. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

At this time, it has been determined that the IR Act tax provisions have an impact to the Company’s fiscal 2023 income tax provision as there were redemptions by the public stockholders in April 2023 and September 2023; as a result, the Company recorded $1,121,204 excise tax liability as of September 30, 2023. The Company will continue to monitor for updates to the Company’s business along with guidance issued with respect to the IR Act to determine whether any adjustments are needed to the Company’s tax provision in future periods.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying audited financial statements are presented in U.S. Dollars and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected through December 31, 2023 or for any future periods. These financial statements should be read in conjunction with the Company’s 2022 Annual Report on Form 10-K as filed with the SEC on March 10, 2023.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $688,088 and $235,864 in cash and $0 in cash equivalents as of September 30, 2023 and December 31, 2022, respectively.

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

The Company’s Insider Shares were granted to certain independent directors subject to a performance condition, namely the occurrence of a Business Combination. This performance condition is considered in determining the grant date fair value of these instruments using Monte Carlo simulation. Compensation expense related to the Insider Shares is recognized only when the performance condition is probable of occurrence, or more specifically when a Business Combination is consummated. Therefore, no stock-based compensation expense has been recognized for the period ended September 30, 2023 and September 30, 2022. The estimated fair value of the 16,666 shares granted to the Company’s directors was $123,900, or $7.38 per share at the January 28, 2022.

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

The Company’s effective tax rate was 6.38% and 29.49% for the three months ended September 30, 2023 and 2022, respectively; and 28.72% and 35.90% for the nine months ended September 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for both the three and nine months ended September 30, 2023 and 2022, due to change in valuation allowance.

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

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income and associated income tax provision based on actual results through September 30, 2023.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income Per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The Company’s unaudited condensed statements of operations for subsequent periods will include a presentation of income per redeemable share and income per non-redeemable share following the two-class method of income per share. Net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture by the Initial Stockholders. At September 30, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Net income per common share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. As the Public Shares are considered to be redeemable at fair value, and a redemption at fair value does not amount to a distribution different than other stockholders, redeemable and non-redeemable common stock are presented as one class of stock in calculating net income per share. The Company has not considered the effect of the warrants sold in the IPO and private placement to purchase an aggregate of 11,843,500 shares in the calculation of diluted per share, since the exercise of the warrants are contingent upon the occurrence of future events.

The net income per share presented in the statement of operations is based on the following:

	Three Months Ended September 30, 2023		Three Months Ended September 30, 2022
	Redeemable shares	Non- redeemable shares	Redeemable shares	Non- redeemable shares
Basic and diluted net income per share:
Numerators:
Allocation of net income	$468,578	$397,940	$193,855	$54,254

Denominators:
Basic and diluted weighted average shares outstanding	3,789,819	3,218,499	11,500,000	3,218,499
Basic and diluted net income per share	$0.12	$0.12	$0.02	$0.02

	Nine Months Ended September 30, 2023		Nine Months Ended September 30, 2022
	Redeemable shares	Non- redeemable shares	Redeemable shares	Non- redeemable shares
Basic and diluted net income per share:
Numerators:
Allocation of net income	$803,601	$373,191	$159,319	$68,570

Denominators:
Basic and diluted weighted average shares outstanding	6,930,461	3,218,499	6,779,412	2,917,843
Basic and diluted net income per share	$0.12	$0.12	$0.02	$0.02

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

As of September 30, 2023, the shares of redeemable common stock reflected on the balance sheet are reconciled in the following table.

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Warrants	(690,000)
Proceeds allocated to Public Rights	(8,280,000)
Offering costs of Public Shares	(6,236,777)
Plus:
Accretion of carrying value to redemption value	16,858,238
Common stock subject to possible redemption- December 31, 2022	116,651,461
Accretion of carrying value to redemption value- nine months ended September 30, 2023	3,210,263
Payment to redeemed public stockholders(1)	(112,120,361)
Common stock subject to possible redemption - September 30, 2023	$7,741,363

(1)	The amount included $35,797,997 payable to redeemed public stockholder as of September 30, 2023, which was subsequently paid on October 16, 2023.

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

On March 7, 2022, the Sponsor surrendered 1,150,000 shares of common stock without any consideration. On April 5, 2022, the Sponsor declared a dividend, payable in shares of common stock, of two-thirds of one share of common stock for each share of common stock issued and outstanding. As a result of the underwriters’ full exercise of their over-allotment option on April 27, 2022, no Insider Shares are currently subject to forfeiture. As of September 30, 2023 and December 31, 2022, there were 3,218,499 Insider Shares issued and outstanding.

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

On July 18, 2023, the Company issued an unsecured promissory note of $160,000 (“Promissory Note 6”) to the Sponsor in exchange for its depositing $120,000 to the Trust Account to extend the time for the Company to complete a business combination from July 22, 2023 to August 22, 2023 and the remaining $40,000 to cover working capital needs.

On August 18, 2023, the Company issued an unsecured promissory note of $200,000 (“Promissory Note 7”) to the Sponsor in exchange for its depositing $120,000 to the Trust Account to extend the time for the Company to complete a business combination from August 22, 2023 to September 22, 2023 and the remaining $80,000 to cover working capital needs.

All seven Promissory Notes are interest-free and payable after the date on which the Company consummates an initial business combination. As of September 30, 2023 and December 31, 2022, $1,625,000 and $0 were outstanding respectively, under all the Promissory Notes.

Related Party Loans

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the Initial Stockholders or their affiliates may, but are not obligated to, loan us funds as may be required. If the Company completes an initial Business Combination, it will repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Certain amount of such loans may be converted into private at $10.00 per share at the option of the lender. As of September 30, 2023 and December 31, 2022, the Company had no borrowings under the working capital loans.

Administrative Services Agreement

The Company entered into an agreement, commencing on April 19, 2022 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support. However, pursuant to the terms of such agreement, the Sponsor agreed to defer the payment of such monthly fee. Any such unpaid amount will accrue without interest and be due and payable no later than the date of the consummation of initial Business Combination. For the three and nine months period ended September 30, 2023, the Company incurred $30,000 and $90,000, respectively, in fees for these services, of which $90,000 and $80,000 were included in accrued expenses in the accompanying balance sheets as of September 30, 2023 and December 31, 2022.

Other Related Party

Mr. Michael Lazar serves as an independent director of the board beginning on the date of the prospectus, also is the Chief Executive Officer of Empire Filings, LLC, which is engaged by the Company to provide print and filing services. The Company incurred $25,309 and $28,359 during the three and nine months ended September 30, 2023, respectively; and $3,550 and $18,550 during the three months and nine months ended September 30, 2022, respectively. The Company pays $1,000 per quarter for ongoing compliance filings.

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

Non-Redemption Agreements

On September 19-21, 2023, the Company and its Sponsor entered into agreements (“Non-Redemption Agreements”) with several third parties in exchange for them agreeing not to redeem shares of the Company’s common stock sold in its IPO (“Non-Redeemed Shares”) at the September Special Meeting at which a proposal to approve an extension of time for the Company to complete its initial business combination by August 22, 2024. In exchange for the foregoing commitments not to redeem such Non-Redeemed Shares, the Sponsor has agreed to transfer to such third parties an aggregate of 299,340 shares of the Common Stock held by the Sponsor. The Company estimated the aggregate fair value of the 299,340 Non-Redeemed Shares to be $446,735 or on average $1.49 per share. The excess of the fair value of the Non-Redeemed Shares was determined to be a contribution to the Company from the Sponsor in accordance with Staff Accounting Bulletin (“SAB”) Topic 5T and an offering cost in accordance with SAB Topic 5A. Accordingly, the offering cost was recorded against additional paid-in capital.

Right of First Refusal

The Company has granted Chardan for a period of 18 months after the date of the consummation of the Company’s Business Combination, a right of first refusal to act as book-running manager, with at least 30% of the economics, or, in the case of a “three-handed” deal 20% of the economics, for any and all future public and private equity and debt offerings.

Note 7 — Stockholders’ Equity

Common Stock — The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. In March 2022, the Sponsor surrendered 1,150,000 shares of common stock without any consideration and in April 2022, the Sponsor declared a dividend, payable in shares of common stock, of two-thirds of one share of common stock for each share of common stock issued and outstanding. As a result of the underwriters’ full exercise of their over-allotment option on April 27, 2022, no Insider Shares are currently subject to forfeiture. As of September 30, 2023 and December 31, 2022, there were 3,218,499 Insider Shares issued and outstanding.

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on September 30, 2023 and December 31, 2022, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	September 30, 2023	Level 1	Level 2	Level 3
Assets
Marketable securities held in Trust Account	$43,539,360	$43,539,360	$-	$-

	December 31, 2022	Level 1	Level 2	Level 3
Assets
Marketable securities held in Trust Account	$116,651,461	$116,651,461	$-	$-

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based on the review, management identified the following subsequent event that would have required disclosure in the unaudited condensed financial statements.

On October 16, 2023, the Company paid $35,797,997 to the redeemed public stockholders.

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

On April 19, 2023, the Company held a special meeting of stockholders (the “April Special Meeting”). During the April Special Meeting, stockholders approved (i) an amendment to the Company’s amended and restated certificate of incorporation to extend the date by which the Company has to consummate a business combination from April 22, 2023 to April 22, 2024 on a month-by-month basis and (ii) an amendment to the Investment Management Trust Agreement (the “Trust Agreement”) with Continental Stock Transfer & Trust Company giving the Company’s right to extend the time to complete a business combination twelve times for an additional one month each time from April 22, 2023 to April 22, 2024 by depositing $120,000 to the Trust Account for each one-month extension..

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

On September 22, 2023, the Company held a special meeting of stockholders (the “September Special Meeting”). During the September Special Meeting, stockholders approved (i) an amendment to the Company’s amended and restated certificate of incorporation to extend the date by which the Company has to consummate a business combination from September 22, 2023 to August 22, 2024 and (ii) an amendment to the Company’s Trust Agreement to extend the time for the Company to complete a business combination from September 22, 2023 to August 22, 2024 (the “Second Trust Amendment”) without depositing any additional funds the Trust Account. In connection with the stockholders’ vote at the special meeting, an aggregate of 3,358,759 shares with redemption value of approximately $35,797,996.72 (or $10.66 per share) of the Company’s common stock were tendered for redemption.

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

NaturalShrimp has not responded to the Termination Letter but previously sent a notification that it was terminating the Merger Agreement. The Company rejected that purported termination as it does not believe NaturalShrimp has a legal basis under the Merger Agreement to terminate it. Moreover, pursuant to Section 10.2(b) of the Merger Agreement, NaturalShrimp was not authorized to terminate the Merger Agreement when it was in breach of its terms. The Company also included in the Termination Letter a demand for the $3 million termination fee due to it under the terms of the Merger Agreement. There have been no further developments with respect to the Merger Agreement or the Termination Letter.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through September 30, 2023, were organizational activities and those necessary to prepare, and consummate, for the IPO and an initial Business Combination. We do not expect to generate any operating revenue until after the completion of our initial Business Combination.

We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended September 30, 2023, we had a net income of $866,518, which consisted of interest income of $562,199, and other income of $635,100, offset by general and administrative expenses of $297,823, franchise tax of $(26,137), income tax expense of $59,095. For the three months ended September 30, 2022, we had a net income of $248,109, which consisted of interest income of $519,818 offset by general and administrative expenses of $142,317, franchise tax expense of $25,608, income tax expense of $103,784.

For the nine months ended September 30, 2023, we had a net income of $1,176,792 , which consisted of interest income of $2,607,489, and other income of $635,100, offset by general and administrative expenses of $1,548,552, franchise tax expense of $43,200, income tax expense of $474,045. For the nine months ended September 30, 2022, we had a net income of $227,889, which consisted of interest income of $658,994 offset by general and administrative expenses of $252,256, franchise tax expense of $51,216, income tax expense of $127,633.

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

As of September 30, 2023, we had marketable securities held in the Trust Account of $43,539,360. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2023, we withdrew $1,140,505 interest earned on the Trust Account to pay our taxes. We intend to use substantially all of the funds held in the Trust Account, to acquire a target business and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect a Business Combination, the remaining funds held in the Trust Account will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of September 30, 2023, the Company had cash of $688,088 outside the Trust Account and a working capital deficit of $3,434,873 (excluding stockholder redemption payable and income tax and franchise tax payable). On September 22, 2023, the Company’s stockholders approved an amendment to the Company’s amended and restated certificate of incorporation to permit an extension to as late as August 22, 2024 without depositing any additional funds to the trust account. On each of April 21, 2023, May 19, 2023, June 20, 2023, July 21, 2023 and August 21, 2023, the Company made a deposit of $120,000 to the Trust Account and extended the time to complete a Business Combination to September 22, 2023. It is uncertain that the Company will be able to consummate a Business Combination by the extended date (or August 22, 2024 if the Sponsor elects to extend the consummation deadline). Moreover, the Company may need to obtain additional financing either to complete its Business Combination or because it becomes obligated to redeem a significant number of public shares upon consummation of its Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. If a Business Combination is not consummated by August 22, 2024, there will be a mandatory liquidation and subsequent dissolution.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by August 22, 2024, then the Company will cease all operations except for the purpose of liquidating. The date for liquidation and subsequent dissolution as well as liquidity concerns raise substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non- financial assets.

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

Net Income Per Share

We comply with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. Net income per common share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. As the Public Shares are considered to be redeemable at fair value, and a redemption at fair value does not amount to a distribution different than other stockholders, redeemable and non-redeemable common stock are presented as one class of stock in calculating net income per share. The Company has not considered the effect of the warrants sold in the IPO and private placement to purchase an aggregate of 11,843,500 shares in the calculation of diluted income per share, since the exercise of the warrants are contingent upon the occurrence of future events. We then allocated the net income ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective. Management has identified the following material weaknesses some of which were previously disclosed in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, are not yet remediated. Management continues to devote significant planning and execution efforts toward remediation these material weaknesses:

●	We lack sufficient segregation of duties with respect to our record keeping, asset custody and authorization controls.

●	We lack controls to prevent unauthorized access to our general ledger including the ability to record journal entries including the ability to record and/or modify journal entries.

●	We lack controls to identify and account for certain complex non-routine transactions.

●	The design of our controls over the approval of related party transactions is ineffective including requirements to provide contemporaneous documentation of the business purpose and validity of travel expenses.

●	The design of our controls over the preparation of the tax provision and accrual as well as related disbursements from the trust account and subsequent timely payment of tax estimates are ineffective.

●	Our controls over the preparation of expense accruals including our ability differentiating between contractual and contingent liabilities and to detect errors in expense accruals through our financial close process are ineffective.

●	We have ineffective oversight on the part of our audit committee.

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

Changes in Internal Control Over Financial Reporting

Other than the changes intended to remediate the material weakness as discussed above and in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2022, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the fiscal quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our IPO filed with the SEC on April 21, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not currently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our IPO filed with the SEC on April 21, 2022 except the one below. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Our operations are subject to risks associated with ongoing and potential future global conflicts.

In February 2022, an armed conflict escalated between Russia and Ukraine. The sanctions announced by the United States and other countries against Russia and Belarus following Russia’s invasion of Ukraine to date include restrictions on selling or importing goods, services, or technology in or from affected regions and travel bans and asset freezes impacting connected individuals and political, military, business, and financial organizations in Russia and Belarus. The United States and other countries could impose wider sanctions and take other actions should the conflict further escalate. Separately, in October 2023, Israel and certain Iranian-backed Palestinian forces began an armed conflict in Israel, the Gaza Strip, and surrounding areas, which threatens to spread to other Middle Eastern countries including Lebanon and Iran.

As a result of the ongoing Russia/Ukraine Hamas/Israel conflicts and/or other future global conflicts, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and potential future sanctions on the world economy and the specific impact on the Company’s financial position, results of operations or ability to consummate a Business Combination are not yet determinable. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

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

On September 22, 2023, the Company held a special meeting of stockholders (the “September Special Meeting”). During the September Special Meeting, stockholders approved (i) an amendment to the Company’s amended and restated certificate of incorporation and (ii) an amendment to the Company’s Trust Agreement as amended on April 19, 2023. In connection with the stockholders’ vote at the September Special Meeting, an aggregate of 3,358,759 shares with redemption value of approximately $35,797,997 (or $10.66 per share) of the Company’s common stock were tendered for redemption.

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

YOTTA ACQUISITION CORPORATION

Date: December 20, 2023	By:	/s/ Hui Chen
	Name:	Hui Chen
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: December 20, 2023	By:	/s/ Robert L. Labbe
	Name:	Robert L. Labbe
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)