Form 10-K
period 2023-12-31
Yotta Acquisition Corp
filed 2024-04-15
CIK 1907730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). Yes ☐   No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

At June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $42.81 million.

As of April 15, 2024, there were 3,944,835 shares of the registrant’s common stock, $0.0001 par value, issued and outstanding.

Auditor Firm ID: PCAOB ID # 688 Auditor Name: Marcum LLP Auditor Location: East Hanover, NJ

DOCUMENTS INCORPORATED BY REFERENCE

None.

YOTTA ACQUISITION CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2023

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

In connection with the IPO, the underwriters were granted an option to purchase up to 1,500,000 additional Units to cover over-allotments, if any (the “Over-allotment Option”). On April 25, 2022, the underwriters fully exercised the Over-allotment Option, and April 27, 2022, the underwriters purchased 1,500,000 Units (the “Option Units”) generating gross proceeds of $11,500,000. Simultaneously with the issuance and sale of the Option Units, the Company completed the Private Placement sale of 30,000 Private Units at a purchase price of $10.00 per unit (the “Additional Private Units”), generating total proceeds of $300,000 (the “Private Placement Proceeds”).

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

NaturalShrimp has not responded to the Termination Letter but previously sent a notification that it was terminating the Merger Agreement and demanding the payment of a break-up fee. Yotta rejected that purported termination as it does not believe NaturalShrimp has a legal basis under the Merger Agreement to terminate it. Moreover, pursuant to Section 10.2(b) of the Merger Agreement, NaturalShrimp was not authorized to terminate the Merger Agreement when it was in breach of its terms. The Company also included in the Termination Letter a demand for the $3 million termination fee due to it under the terms of the Merger Agreement.

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

On January 20, 2023, the Company deposited $1,150,000 into the Trust Account (representing $0.10 per each share of redeemable common stock) to extend the time to complete the Business Combination by three months until April 22, 2023. Pursuant to the terms of the Agreement, the NaturalShrimp paid one-half of the extension fee while the Company paid the other half.

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

On November 29, 2023, the Company issued an unsecured promissory note of $35,000 to the Sponsor to cover working capital needs.

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

On September 22, 2023, the Company held a special meeting of stockholders (the “September Special Meeting”). During the September Special Meeting, stockholders approved (i) an amendment to the Company’s amended and restated certificate of incorporation to extend the date by which the Company has to consummate a business combination from September 22, 2023 to August 22, 2024 and (ii) an amendment to the Company’s Trust Agreement as amended on April 19, 2023 to provide that the time for the Company to complete its initial business combination under the Trust Agreement shall be extended from September 22, 2023 to August 22, 2024 without depositing any additional funds to the Trust Account. Additionally, the Company and the Sponsor entered into non-redemption agreements (the “Non-Redemption Agreements”) with several third parties in exchange for them agreeing not to redeem 598,680 shares of the Company’s common stock sold in its IPO in connection with the September Special Meeting. In exchange for the foregoing commitments not to redeem such Non-Redeemed Shares, the Sponsor has agreed to transfer to such third parties an aggregate of up to 300,000 shares of the Common Stock held by the Sponsor following the escrow period as determined by the Stock Escrow Agreement entered by and between the Company and Continental Stock Transfer and Trust Company dated April 19, 2022, if they continue to hold such Non-Redeemed Shares through the Meeting. In connection with the stockholders’ vote at the special meeting, an aggregate of 3,358,759 shares with redemption value of approximately $35,797,997 (or $10.66 per share) of the Company’s common stock were tendered for redemption.

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

We will be required by the Sarbanes-Oxley Act to have our internal control over financial reporting audited for the fiscal year ending December 31, 2023. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of their internal control over financial reporting. The development of the internal control over financial reporting of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such initial business combination.

We are an emerging growth company as defined in the JOBS Act and will remain such for up to five years. However, if our non-convertible debt issued within a three-year period or our total revenues exceed $1.235 billion or the market value of our shares of common stock that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year. As an emerging growth company, we have elected, under Section 107(b) of the JOBS Act, to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. Cybersecurity.

We are a special purpose acquisition company with no business operations. Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk.

We have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our management is generally responsible for assessing and managing any cybersecurity threats. If and when any reportable cybersecurity incident arises, our management shall promptly report such matters to our board of directors for further actions, including regarding the appropriate disclosure, mitigation, or other response or actions that the board deems appropriate to take.

As of the date of this report, we have not encountered any cybersecurity incidents since our IPO.

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

Holders of Record

As of December 31, 2023, there were six holders of record of our common stock, two holders of record of our units, one holder of record of our separately traded warrants, and one holder of record of our separately traded rights. The number of record holders was determined from the records of our transfer agent.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

On September 22, 2023, the Company held a special meeting of stockholders (the “September Special Meeting”). During the September Special Meeting, stockholders approved (i) an amendment to the Company’s amended and restated certificate of incorporation to extend the date by which the Company has to consummate a business combination from September 22, 2023 to August 22, 2024 and (ii) an amendment to the Company’s Trust Agreement to extend the time for the Company to complete a business combination from September 22, 2023 to August 22, 2024 (the “Second Trust Amendment”) without depositing any additional funds the Trust Account. Additionally, the Company and the Sponsor entered into agreements with several third parties in exchange for them agreeing not to redeem shares of the Company’s common stock sold in its IPO (See Note 6). In connection with the stockholders’ vote at the special meeting, an aggregate of 3,358,759 shares with redemption value of approximately $35,797,997 (or $10.66 per share) of the Company’s common stock were tendered for redemption; the entire amount was paid to the redeemed public stockholders on October 16, 2023.

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

On November 29, 2023, the Company issued an unsecured promissory note of $35,000 (“Promissory Note 8”) to the Sponsor to cover working capital needs.

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

NaturalShrimp has not responded to the Termination Letter but previously sent a notification that it was terminating the Merger Agreement and demanding the payment of a termination fee. The Company rejected that purported termination as it does not believe NaturalShrimp has a legal basis under the Merger Agreement to terminate it. Moreover, pursuant to Section 10.2(b) of the Merger Agreement, NaturalShrimp was not authorized to terminate the Merger Agreement when it was in breach of its terms. The Company also included in the Termination Letter a demand for the $3 million termination fee due to it under the terms of the Merger Agreement. There have been no further developments with respect to the Merger Agreement or the Termination Letter.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through December 31, 2023 were organizational activities and those necessary to prepare, and consummate, for the IPO and an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination.

We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the year ended December 31, 2023, we had a net income of $1,429,419, which consisted of interest income of $2,788,029, and other income of $635,100, offset by general and administrative expenses of $1,499,150, franchise tax expense of $43,600, and income tax expense of $450,960. For the year ended December 31, 2022, we had a net income of $145,189, which consisted of interest income of $1,651,461, offset by general and administrative expenses of $1,020,741, franchise tax expense of $175,600, and income tax expense of $309,931.

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

As of December 31, 2023, we had marketable securities held in the Trust Account of $7,921,818. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through December 31, 2023, we withdrew $1,140,505 interest earned on the Trust Account to pay our taxes. We intend to use substantially all of the funds held in the Trust Account, to acquire a target business and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect a Business Combination, the remaining funds held in the Trust Account will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of December 31, 2023, the Company had cash of $652,395 outside the Trust Account and a working capital deficit of $3,879,945. On September 22, 2023, the Company’s stockholders approved an amendment to the Company’s amended and restated certificate of incorporation to permit an extension to as late as August 22, 2024 without depositing any additional funds to the trust account. On each of April 21, 2023, May 19, 2023, June 20, 2023, July 21, 2023 and August 21, 2023, the Company made a deposit of $120,000 to the Trust Account and extended the time to complete a Business Combination to September 22, 2023. It is uncertain that the Company will be able to consummate a Business Combination by the extended date (or August 22, 2024 if the Sponsor elects to extend the consummation deadline). Moreover, the Company may need to obtain additional financing either to complete its Business Combination or because it becomes obligated to redeem a significant number of public shares upon consummation of its Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. If a Business Combination is not consummated by August 22, 2024, there will be a mandatory liquidation and subsequent dissolution.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non- financial assets.

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

Critical Accounting Policies

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Recent accounting pronouncements

In December 2023, the FASB issued Accounting Standards Update 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosure” (“ASU 2023-09”). ASU 2023-09 mostly requires, on an annual basis, disclosure of specific categories in an entity’s effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. The incremental disclosures may be presented on a prospective or retrospective basis. The ASU is effective for fiscal years beginning after December 15, 2024 with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2023-09 would have on its financial position, results of operations or cash flows.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and the notes thereto begin on page F-1 of this Annual Report.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer. They concluded that our disclosure controls and procedures were not effective as of December 31, 2023. Management has identified the following material weaknesses some of which were previously disclosed in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, are not yet remediated. Management continues to devote significant planning and execution efforts toward remediation these material weaknesses:

●	We lack sufficient segregation of duties and controls with respect to our record keeping, asset custody, trust asset custody and authorization controls.

●	We lack controls to prevent unauthorized access to our general ledger including the ability to record journal entries including the ability to record and/or modify journal entries.

●	We lack controls to identify and account for certain complex non-routine transactions.

●	The design of our controls over the approval of related party transactions is ineffective including requirements to provide contemporaneous documentation of the business purpose and validity of travel expenses.

●

The design of our controls over the preparation of the tax provision, tax accrual and franchise tax accrual as well as related disbursements from the trust account and subsequent timely payment of tax estimates are ineffective.

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

Changes in Internal Control over Financial Reporting

Except for the remediation measures in connection with the material weakness described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers as of the date of this annual report.

Name	Age	Position
Hui Chen	52	Chief Executive Officer and Director
Robert L. Labbe	64	Chief Financial Officer and Director
Brandon Miller	61	Independent Director
Daniel M. McCabe	74	Independent Director
Michael Lazar	40	Independent Director

Hui Chen has been our Chief Executive Officer and director since December 2021. Mr. Chen is a cross-industry expert in computer science and law. Mr. Chen has also been Chief Executive Officer and director of Quetta Acquisition Corporation (Nasdaq: QETA) since May 2023. Mr. Chen founded Law Offices of Hui Chen & Associates, PC in 2012, a New York-based law firm. Mr. Chen focuses his practice on patent prosecution, copyright infringement, and other general intellectual property matters. Mr. Chen has also been an adjunct professor at Hofstra University since September 2019, where he instructs multiple undergraduate computer science programming courses in Visual C++. Before joining Hofstra University, Mr. Chen was an adjunct associate professor at John Jay College of Criminal Justice, Pace University, Touro College, and Saint Francis College between 2000 and 2018 and was a full-time professor at Technical Career of Institute, College of Technology from December 2011 to December 2017. Before forming his law office in 2012, Mr. Chen worked for multiple Fortune 500 companies. Mr. Chen worked as an Oracle developer at eBay, Inc. from February 2008 to May 2015. Mr. Chen worked at IBM Global Services, where he was a solo back-end developer in designing and building the database and back-end process for DHS Inspection Application, from November 2007 to March 2008, and a programmer analyst between March 1998 and May 2004. Mr. Chen also worked at MultiPlan Inc. between June 2005 and February 2008 as a technical lead where he participated in designing new application systems and partnered with external vendors in coding and implementing new systems by using Java and Oracle PL/SQL. Before that, Mr. Chen worked at Pepsi Cola Inc. from January 2004 to June 2005, where he designed, coded, implemented, and documented a growth forecasting system and developed an automatic purchasing system. Mr. Chen received a Bachelor’s degree in Mechanical Engineering from Shanghai Jiaotong University in 1992, a Bachelor’s degree in HVAC from Technical Career Institutes in 1997, a Master of Science degree in Computer Science from Pace University in 2000, and his J.D. degree from Cardozo School of Law, Yeshiva University in 2010. We believe that Mr. Chen’s access to contacts and sources, ranging from high-technology companies and legal contacts, will allow us to generate acquisition opportunities and identify suitable acquisition candidates.

Robert L. Labbe has been our Chief Financial Officer and director since December 2021. Mr. Labbe has also been Chief Financial Officer of Quetta Acquisition Corporation (Nasdaq: QETA) since May 2023 and director of Quetta Acquisition Corporation since October 2023. Mr. Labbe is a real estate veteran and real estate finance attorney licensed in California and New York with over thirty (30) years of experience in real estate. Mr. Labbe also has been a manager of MCAP Realty Advisors, LLC, a real estate advisor company, since January 2010. Mr. Labbe has been the general counsel of Global Premier Development Inc. and Global Premier America, LLC, real estate development companies, from March 2012 to December 2021. Mr. Labbe was a co-founder, general counsel, and managing director of Lenders Direct Capital, a wholesale lender, and its retail affiliate Lenders Republic Financial, a nationwide mortgage banker, from May 2003 to December 2007. Mr. Labbe was also a co-founder and partner at Mazda Butler LLP, a commercial and real estate law firm in California, from January 2003 to December 2007. Mr. Labbe co-founded First Allegiance Financial, a national specialty finance company, where he was the president and chairman from September 1996 to December 1998. First Allegiance Financial was acquired by City Holding Company, a financial holding company, for approximately $22 million in 1997. Mr. Labbe received his Bachelor’s degree in Civil Law (B.C.L.) and Bachelor of Laws degree (LL.B.) from McGill University in 1982 and 1983, respectively. Mr. Labbe also received his Diplome d’Etude Collegiale St. Lawrence College (Quebec) in 1978. Mr. Labbe is a licensed broker with the California Department of Real Estate since 1990. Mr. Labbe also holds the UC Irvine Extension Light Construction and Development Management Program Certificate. We believe that Mr. Labbe is qualified to serve as a member of our board of directors due to his entrepreneurship and extensive experience in the real estate industry.

Brandon Miller has been an independent director of our board since April 2022. Mr. Miller has also been a director of Quetta Acquisition Corporation (Nasdaq: QUTA) since October 2023. Mr. Miller has been the managing partner at Aspect Property Management LLC, a property management company in Connecticut, since January 2015. Before joining Aspect Property Management LLC, Mr. Miller spent a decade in the consulting industry at Matté & Company, a private and public sector consulting company from January 2005 to January 2015, where he offered executive recruiting, strategic planning, leadership, and corporate consulting services. Mr. Miller was a corporate controller at Corporate Dining Solutions, a corporate catering company, from 2003 to 2005. Mr. Miller is presently a certified manager of community associations (CMCA) and an association management specialist (AMS). Mr. Miller received his Bachelor’s degree in Finance from the University of Bridgeport in 1986 and studied in Mechanical Engineering at North Carolina State University from 1980 to 1983. We believe that Mr. Miller is qualified to serve as a member of our board of directors due to his extensive experience in the real estate and business consulting industries.

Daniel M. McCabe has been an independent director of our board since April 2022. Mr. McCabe has also been a director of Quetta Acquisition Corporation (Nasdaq: QUTA) since October 2023. Mr. McCabe has been the managing partner of 1200 Summer Street Associates, a partnership focusing on real estate investment and management, since 1985. Mr. McCabe also has been the founding member of Daniel M. McCabe, LLC, a general practice law firm in Connecticut, since 1982. Prior to that, Mr. McCabe joined the law firm of Brennan, Dichter & Brennan in 1976 as an associate and became a partner in 1982. Mr. McCabe started his legal career as an assistant clerk of the Superior Court at Stamford from 1974 to 1976. Mr. McCabe obtained his Bachelor’s degree in Economics from University of Bridgeport in 1971 and Juris Doctor degree from St. John’s University Law School in 1974. We believe that Mr. McCabe is qualified to serve as a member of our board of directors due to his legal experience, contacts, and relationships.

Michael Lazar has been an independent director of our board since April 2022. Mr. Lazar has also been a director of Quetta Acquisition Corporation (Nasdaq: QUTA) since October 2023. Mr. Lazar has over 14 years of experience in guiding corporate issuers with the filing of their regulatory filings with the SEC. Mr. Lazar founded Empire Filings, a full-service financial printer, in October 2020, and has been the chief executive officer of the company since then. Mr. Lazar acted as the chief executive officer of Adorbs, Inc., an organic apparel company quoted on the OTC market, from April 2019 to October 2020. Prior to that, Mr. Lazar worked at S2 Filings, a full-service financial printer, from August 2016 to October 2020. Mr. Lazar started his career in the financial printer industry at Vintage Filings, a full-service financial printer and a division of PR Newswire, from August 2006 to August 2016. Mr. Lazar obtained his Bachelor’s degree in Economics from Brooklyn College in 2004. We believe that Mr. Lazar is qualified to serve as a member of our board of directors due to his experience in business management.

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

The following table summarizes the current pre-existing fiduciary or contractual obligations of our officers and directors:

Name of Individual	Name of Affiliated Company	Entity’s Business	Affiliation
Hui Chen	Law Offices of Hui Chen & Associates, PC	Law Firm	Partner
	Hofstra University	Education	Adjunct Professor
	Quetta Acquisition Corporation	Special Purpose Acquisition Corporation	CEO and Director

Robert L. Labbe	MCAP Realty Advisors, LLC	Real Estate Advisory Services
	Quetta Acquisition Corporation	Special Purpose Acquisition Corporation	CFO and Director

Brandon Miller	Aspect Property Management LLC	Real Estate	Partner
	Quetta Acquisition Corporation	Special Purpose Acquisition Corporation	Director

	Black Hawk Acquisition Corporation	Special Purpose Acquisition Corporation	Director

Daniel M. McCabe	Daniel M. McCabe, LLC	Law Firm	Partner
	1200 Summer Street Association	Real Estate	Managing Partner
	Quetta Acquisition Corporation	Special Purpose Acquisition Corporation	Director

	Black Hawk Acquisition Corporation	Special Purpose Acquisition Corporation	Director

Michael Lazar	Empire Filings	Financial Printer	Chief Executive Officer
	Quetta Acquisition Corporation	Special Purpose Acquisition Corporation	Director

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

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that, during 2023, our directors, executive officers, and ten percent stockholders complied with all Section 16(a) filing requirements.

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

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Approximate Percentage of Outstanding Common Stock
Hui Chen(2)	3,201,833	81.17%
Robert Labbe	6,667	*
Brandon Miller	3,333	*
Michael Lazar	3,333	*
Daniel McCabe	3,333	*
All current directors and executive officers as a group (five individuals)	3,218,499	81.59%
Five Percent Holders of Yotta
Yotta Investment LLC(2)	3,201,833	81.17%

*	less than 1%.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Yotta Acquisition Corporation, 1185 Avenue of the Americas, Suite 301, New York, NY 10036.
(2)	Yotta Investment LLC, a Delaware limited liability company, our sponsor, is controlled by Ms. Chen, who is the wife of Mr. Hui Chen, our CEO and director.

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

Other

Mr. Michael Lazar is an independent director of the board and also is the Chief Executive Officer of Empire Filings, LLC, which is engaged by the Company to provide print and filing services. The Company incurred $29,359 and $18,050 for the year ended December 31, 2023 and 2022, respectively, and will pay $1,000 per quarter for ongoing compliance filings.

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

On November 29, 2023, the Company issued an unsecured promissory note of $35,000 to the Sponsor to cover working capital needs.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Public Accounting Fees

During the year ended December 31, 2023, Marcum LLP, has acted as our principal independent registered public accounting firm. The following is a summary of fees paid or to be paid to Marcum LLP for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum LLP in connection with regulatory filings. The aggregate fees of Marcum LLP for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the fiscal years ended December 31, 2023 and 2022 totaled $182,825 and $139,235, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the p the fiscal years ended December 31, 2023 and 2022, we did not pay Marcum LLP any audit-related fees.

Tax Fees. We did not pay Marcum LLP for tax return services, planning and tax advice for the fiscal years ended December 31, 2023 and 2022.

All Other Fees. We did not pay Marcum LLP for any other services for the fiscal years ended December 31, 2023 and 2022.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements:

(1)	The financial statements required to be included in this Annual Report on Form 10-K are included in Item 8 therein.

(2)	All supplemental schedules have been omitted since the information is either included in the financial statements or the notes thereto or they are not required or are not applicable.

(3)	See attached Exhibit Index of this Annual Report on Form 10-K

(b) Exhibits

Exhibit No.	Description
1.1	Underwriting Agreement, dated April 19, 2022, by and between the Company and Chardan Capital Markets, LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 22, 2022)
2.1	Merger Agreement, dated October 24, 2022 by and among Yotta Acquisition Corporation, NaturalShrimp, Inc., and Yotta Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 25, 2022)
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 22, 2022)
3.2	Bylaws (incorporated by reference to Exhibit 3.4 to Amendment No. 2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on April 11, 2022)
3.3	Amendment to the Amended and Restated Certificate of Incorporation dated April 19, 2023 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 20, 2023)
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on April 11, 2022)
4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on April 11, 2022)
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to Amendment No. 2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on April 11, 2022)
4.4	Warrant Agreement, dated April 19, 2022, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2022)
4.5	Rights Agreement, dated April 19, 2022, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2022)
10.1	Letter Agreements by each of the Company’s officers and directors (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 22, 2022)
10.2	Form of Letter Agreements by Yotta Investment LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 22, 2022)
10.3	Investment Management Trust Agreement, dated April 19, 2022, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 22, 2022)
10.4	Stock Escrow Agreement, dated April 19, 2022, by and among the Company, Continental Stock Transfer & Trust Company and the initial stockholders of the Company (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 22, 2022)
10.5	Registration Rights Agreement, dated April 19, 2022, by and among the Company, the initial stockholders of the Company and Chardan Capital Markets, LLC (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 22, 2022)
10.6	Subscription Agreement, dated April 19, 2022, by and between the Company and Yotta Investment LLC (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 22, 2022)
10.7	Form of Indemnity Agreement by and between the Company and each of the directors and officers of the Company (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 22, 2022)

10.8	Administrative Services Agreement, dated April 19, 2022, by and between the Company and Yotta Investment LLC (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 22, 2022)
10.9	Yotta Acquisition Corporation Stockholder Support Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 25, 2022)
10.10	Amendment to the Investment Management Trust Agreement between the Company and Continental Stock Transfer & Trust Company dated April 19, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 20, 2023)
10.11	Promissory Note issued to Yotta Investment LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on January 26, 2023)
10.12	Promissory Note issued to Yotta Investment LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 14, 2023)
10.13	Promissory Note issued to Yotta Investment LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 27, 2023)
10.14	Promissory Note issued to Yotta Investment LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on May 17, 2023)
10.15	Promissory Note issued to Yotta Investment LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on June 21, 2023)
10.16	Promissory Note issued to Yotta Investment LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on July 24, 2023)
14	Code of Ethics (incorporated by reference to Exhibit 14 to Amendment No. 2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on April 11, 2022)
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14(a) under the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14(a) under the Securities and Exchange Act of 1934, as amended., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Clawback Policy
99.1	Form of Audit Committee Charter (incorporated by reference to Exhibit 99.1 to Amendment No. 2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on April 11, 2022)
99.2	Form of Nominating Committee Charter (incorporated by reference to Exhibit 99.2 to Amendment No. 2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on April 11, 2022)
99.3	Form of Compensation Committee Charter (incorporated by reference to Exhibit 99.3 to Amendment No. 2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on April 11, 2022)

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YOTTA ACQUISITION CORPORATION

Dated: April 15, 2024	By:	/s/ Hui Chen
	Name:	Hui Chen
	Title:	Chief Executive Officer (Principal Executive Officer)

YOTTA ACQUISITION CORPORATION

Dated: April 15, 2024	By:	/s/ Robert L. Labbe
	Name:	Robert L. Labbe
	Title:	Chief Financial Officer (Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Hui Chen	Chief Executive Officer (Principal executive officer) and Director	April 15, 2024
Hui Chen

/s/ Robert L. Labbe	Chief Financial Officer and Director	April 15, 2024
Robert L. Labbe

/s/ Brandon Miller	Independent Director	April 15, 2024
Brandon Miller

/s/ Daniel M. McCabe	Independent Director	April 15, 2024
Daniel M. McCabe

/s/ Michael Lazar	Independent Director	April 15, 2024
Michael Lazar

YOTTA ACQUISITION CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Yotta Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Yotta Acquisition Corporation (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the two years in the periods ended December 31, 2023 and 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the periods ended December 31, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of completing a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities on or before August 22, 2024 There is no assurance that the Company will obtain the necessary approvals or raise the additional capital it needs to fund its business operations and complete any business combination prior to August 22, 2024, if at all. The Company also has no approved plan in place to extend the business combination deadline beyond August 22, 2024 and lacks the capital resources needed to fund operations and complete any business combination, even if the deadline to complete a business combination is extended to a later date. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

East Hanover, NJ
April 15, 2024

YOTTA ACQUISITION CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022
Assets
Current Assets
Cash	$652,395	$235,864
Prepaid expenses	-	84,486
Other receivable	-	10,850
Total Current Assets	652,395	331,200

Investments held in Trust Account	7,921,818	116,651,461
Total Assets	$8,574,213	$116,982,661

Liabilities, Redeemable Common Stock, and Stockholders’ Deficit
Current Liabilities
Accrued expenses	$1,256,576	$632,531
Franchise tax payable	43,600	186,180
Income tax payable	450,960	309,931
Excise tax payable	1,121,204	-
Promissory notes - related party	1,660,000	-
Total Current Liabilities	4,532,340	1,128,642

Deferred underwriting fee payable	4,025,000	4,025,000
Total Liabilities	8,557,340	5,153,642

Commitments and Contingencies (Note 6)
Common stock subject to possible redemption, 726,336 shares and 11,500,000 shares at redemption value of $10.91 and $10.14 per share as of December 31, 2023 and 2022, respectively	7,921,818	116,651,461

Stockholders’ Deficit
Common stock, $0.0001 par value; 50,000,000 shares authorized; 3,218,499 shares issued and outstanding (excluding 726,336 shares and 11,500,000 shares subject to possible redemption as of December 31, 2023 and 2022, respectively)	321	321
Accumulated deficit	(7,905,266)	(4,822,763)
Total Stockholders’ Deficit	(7,904,945)	(4,822,442)
Total Liabilities, Redeemable Common Stock, and Stockholders’ Deficit	$8,574,213	$116,982,661

The accompanying notes are an integral part of these consolidated financial statements.

YOTTA ACQUISITION CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2023	2022
General and administrative expenses	$1,499,150	$1,020,741
Franchise tax expenses	43,600	175,600
Loss from operations	(1,542,750)	(1,196,341)
Interest income	2,788,029	1,651,461
Other income	635,100	-
Income before income taxes	1,880,379	455,120
Income taxes provision	(450,960)	(309,931)
Net income	$1,429,419	$145,189

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	5,379,201	7,972,527

Basic and diluted net income per share, common stock subject to possible redemption	$0.17	$0.01

Basic and diluted weighted average shares outstanding, common stock	3,218,499	2,902,212

Basic and diluted net income per share, common stock	$0.17	$0.01

The accompanying notes are an integral part of these consolidated financial statements.

YOTTA ACQUISITION CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Year Ended December 31, 2023

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	3,218,499	$321	$-	$(4,822,763)	$(4,822,442)
Remeasurement of common stock to redemption value	-	-	-	(3,390,718)	(3,390,718)
Capital contribution made by Sponsor related to the stockholder non-redemption agreements	-	-	446,735	-	446,735
Cost of raising capital related to the stockholder non-redemption agreements	-	-	(446,735)	-	(446,735)
Excise tax imposed on common stock redemptions	-	-	-	(1,121,204)	(1,121,204)
Net income	-	-	-	1,429,419	1,429,419
Balance as of December 31, 2023	3,218,499	$321	$-	$(7,905,266)	$(7,904,945)

For the year ended December 31, 2022

	Common Stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	capital	deficit	deficit
Balance as of January 1, 2022	2,874,999	$287	$24,713	$(11,769)	$13,231
Sale of private placement units	343,500	34	3,434,966	-	3,435,000
Proceeds allocated to Public Warrants classified as equity	-	-	690,000	-	690,000
Proceeds allocated to Public Rights classified as equity	-	-	8,280,000	-	8,280,000
Offering costs allocated to Public Warrants and Public Rights classified as equity	-	-	(527,624)	-	(527,624)
Remeasurement of common stock to redemption value	-	-	(11,902,055)	(4,956,183)	(16,858,238)
Net income for the year	-	-	-	145,189	145,189
Balance as of December 31, 2022	3,218,499	$321	$-	$(4,822,763)	$(4,822,442)

The accompanying notes are an integral part of these consolidated financial statements.

YOTTA ACQUISITION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2023	2022
Cash Flows from Operating Activities:
Net income	$1,429,419	$145,189
Adjustments to reconcile net cash used in operating activities:
Interest earned on investment held in Trust Account	(2,781,123)	(1,651,461)
Changes in operating assets and liabilities:
Prepaid expenses	84,486	(84,486)
Other receivable	10,850	(10,850)
Accounts payable and accrued expenses	624,045	610,742
Income tax payable	141,029	309,931
Franchise tax payable	(142,580)	175,600
Net cash used in operating activities	(633,874)	(505,334)

Cash Flows from Investing Activities:
Purchase of investment held in Trust Account	-	(115,000,000)
Cash deposited in Trust Account	(1,750,100)	-
Cash withdrawn from Trust Account to pay taxes	1,140,505	-
Cash withdrawn from Trust Account to pay redeemed public stockholders	112,120,361	-
Net cash provided by (used in) investing activities	111,510,766	(115,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of public units through public offering	-	115,000,000
Proceeds from sale of private placement units	-	3,435,000
Repayment of promissory note to related party	-	(250,000)
Payment of underwriters’ commissions	-	(2,300,000)
Payment of deferred offering costs	-	(339,802)
Payment to redeemed public stockholders	(112,120,361)	-
Proceeds from promissory note- related party	1,660,000	-
Net cash (used in) provided by financing activities	(110,460,361)	115,545,198

Net change in cash	416,531	39,864
Cash, beginning of the year	235,864	196,000
Cash, end of the year	$652,395	$235,864

Supplemental Disclosure of Non-cash Financing Activities
Initial classification of common stock subject to redemption	$-	$106,030,000
Deferred underwriting fee	$-	$4,025,000
Remeasurement of common stock to redemption value	$3,390,718	$16,858,238
Franchise and income taxes paid	$475,048	$-
Excise tax payable	$1,121,204	$-

The accompanying notes are an integral part of these consolidated financial statements.

YOTTA ACQUISITION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2023, the Company had not commenced any operations. All activities through December 31, 2023 are related to the Company’s formation and the initial public offering (“IPO” as described below in Note 3) and, subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

On September 22, 2023, the Company held a special meeting of stockholders (the “September Special Meeting”). During the September Special Meeting, stockholders approved (i) an amendment to the Company’s amended and restated certificate of incorporation to extend the date by which the Company has to consummate a business combination from September 22, 2023 to August 22, 2024 and (ii) an amendment to the Company’s Trust Agreement as amended on April 19, 2023 to provide that the time for the Company to complete its initial business combination under the Trust Agreement shall be extended from September 22, 2023 to August 22, 2024 without depositing any additional funds to the Trust Account. Additionally, the Company and the Sponsor entered into agreements with several third parties in exchange for them agreeing not to redeem shares of the Company’s common stock sold in its IPO (See Note 6). In connection with the stockholders’ vote at the special meeting, an aggregate of 3,358,759 shares with redemption value of approximately $35,797,997 (or $10.66 per share) of the Company’s common stock were tendered for redemption; the entire amount was paid to the redeemed public stockholders on October 16, 2023.

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

Business Combination

On October 24, 2022, the Company, NaturalShrimp Incorporated, a Nevada corporation (“NaturalShrimp” or the “Target”), and Yotta Merger Sub, Inc., a Nevada corporation (“Merger Sub”) and wholly-owned subsidiary of the Company, entered into a Merger Agreement (the “Agreement”), pursuant to which Merger Sub would merge with and into the NaturalShrimp (the “Business Combination”) with the Target as the surviving corporation of the Business Combination and becoming a wholly-owned subsidiary of the Company.

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

NaturalShrimp has not responded to the Termination Letter but previously sent a notification that it was terminating the Merger Agreement. Yotta rejected that purported termination as it does not believe NaturalShrimp has a legal basis under the Merger Agreement to terminate it. Moreover, pursuant to Section 10.2(b) of the Merger Agreement, NaturalShrimp was not authorized to terminate the Merger Agreement when it was in breach of its terms. The Company also included in the Termination Letter a demand for the $3 million termination fee due to it under the terms of the Merger Agreement. There have been no further developments with respect to the Merger Agreement or the Termination Letter. As of December 31, 2023, the Company recorded $635,100 representing total extension fee received from NaturalShrimp as other income in the statement of operations.

Liquidity and Going Concern Consideration

As of December 31, 2023, the Company had cash of $652,395 and a working capital deficit of $3,879,945. On each of April 21, 2023, May 19, 2023, June 20, 2023, July 21, 2023, and August 21, 2023, the Company made a deposit of $120,000 to the Trust Account and extended the time to complete a Business Combination to September 22, 2023. On September 22, 2023, the Company’s stockholders approved an amendment to the Company’s amended and restated certificate of incorporation to permit an extension to August 22, 2024 without depositing any additional funds to the Trust Account. It is uncertain that the Company will be able to consummate a Business Combination by the extended date (or August 22, 2024 if the Sponsor elects to extend the consummation deadline). Moreover, the Company may need to obtain additional financing either to complete its Business Combination or because it becomes obligated to redeem a significant number of public shares upon consummation of its Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. If a Business Combination is not consummated by August 22, 2024, there will be a mandatory liquidation and subsequent dissolution.

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

The IR Act tax provisions had an impact on the Company’s fiscal 2023 tax provision as there were redemptions by the public stockholders in April 2023 and September 2023; as a result, the Company recorded $1,121,204 excise tax liability as of December 31, 2023. The Company will continue to monitor for updates to the Company’s business along with guidance issued with respect to the IR Act to determine whether any adjustments are needed to the Company’s tax provision in future periods.

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

Use of Estimates

In preparing these consolidated financial statements in conformity with U.S. GAAP, the Company’s management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $652,395 and $235,864 in cash as of December 31, 2023 and 2022, respectively. The Company did not have any cash equivalents for both fiscal years.

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

The Company’s Insider Shares were granted to certain independent directors subject to a performance condition, namely the occurrence of a Business Combination. This performance condition is considered in determining the grant date fair value of these instruments using Monte Carlo simulation. Compensation expense related to the Insider Shares is recognized only when the performance condition is probable of occurrence, or more specifically when a Business Combination is consummated. Therefore, no stock-based compensation expense has been recognized for the year ended December 31, 2023 and 2022. The estimated fair value of the 16,666 shares granted to the Company’s directors was $123,900, or $7.38 per share at January 28, 2022.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes (“ASC 740”)”. ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income Per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The Company’s consolidated statements of operations for subsequent periods will include a presentation of income per redeemable share and income per non-redeemable share following the two-class method of income per share. Net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture by the Initial Stockholders. At December 31, 2023 and 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net income per share is the same as basic net income per share for the period presented.

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

The net income per share presented in the statement of operations is based on the following:

	For the Year Ended December 31, 2023		For the Year Ended December 31, 2022
	Redeemable shares	Non-redeemable shares	Redeemable shares	Non-redeemable shares
Basic and diluted net income per share:
Numerators:
Allocation of net income	$894,324	$535,095	$106,441	$38,748

Denominators:
Basic and diluted weighted average shares outstanding	5,379,201	3,218,499	7,972,527	2,902,212
Basic and diluted net income per share	$0.17	$0.17	$0.01	$0.01

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. As discussed in Note 7, it was determined that they were equity-classified.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, shares of common stock subject to possible redemption are presented at redemption value of $10.91 and $10.14 per share, as of December 31, 2023 and 2022, respectively, as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of shares of redeemable common stock are affected by charges against additional paid in capital or accumulated deficit if additional paid-in capital is zero.

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

Recent Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosure” (“ASU 2023-09”). ASU 2023-09 mostly requires, on an annual basis, disclosure of specific categories in an entity’s effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. The incremental disclosures may be presented on a prospective or retrospective basis. The ASU is effective for fiscal years beginning after December 15, 2024 with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2023-09 would have on its financial position, results of operations or cash flows.

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

As of December 31, 2023 and 2022, the shares of common stock reflected on the balance sheets are reconciled in the following table.

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Warrants	(690,000)
Proceeds allocated to Public Rights	(8,280,000)
Offering costs of Public Shares	(6,236,777)
Plus:
Accretion of carrying value to redemption value	16,858,238
Common stock subject to possible redemption- December 31, 2022	116,651,461
Accretion of carrying value to redemption value	4,531,223
Cash withdrawn from Trust Account to pay franchise and income taxes	(1,140,505)
Payment to redeemed public stockholders	(112,120,361)
Common stock subject to possible redemption – December 31, 2023	$7,921,818

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

On March 7, 2022, the Sponsor surrendered 1,150,000 shares of common stock without any consideration. On April 5, 2022, the Sponsor declared a dividend, payable in shares of common stock, of two-thirds of one share of common stock for each share of common stock issued and outstanding. As a result of the underwriters’ full exercise of their over-allotment option on April 27, 2022, no Insider Shares are currently subject to forfeiture. As of December 31, 2023, there were 3,218,499 Insider Shares issued and outstanding.

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

On January 20, 2023, the Company issued an unsecured promissory note of $575,000 (“Promissory Note 1”) to the Sponsor in exchange for its depositing such amount into the Trust Account to extend the time for the Company to complete a business combination from January 22, 2023 to April 22, 2023. On January 20, 2023, the Company deposited $1,150,000 into the Trust Account, which included $575,000 paid by NaturalShrimp pursuant to the terms of the Agreement.

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

On November 29, 2023, the Company issued an unsecured promissory note of $35,000 (“Promissory Note 8”) to the Sponsor to cover working capital needs.

All eight Promissory Notes are interest-free and payable after the date on which the Company consummates an initial business combination. As of December 31, 2023 and 2022, $1,660,000 and $0 were outstanding respectively, under all the Promissory Notes.

Related Party Loans

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the Initial Stockholders or their affiliates may, but are not obligated to, loan us funds as may be required. If the Company completes an initial Business Combination, it will repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Certain amount of such loans may be converted into private at $10.00 per share at the option of the lender. As of December 31, 2023 and 2022, the Company had no borrowings under the working capital loans.

Administrative Services Agreement

The Company entered into an agreement, commencing on April 19, 2022 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support. However, pursuant to the terms of such agreement, the Sponsor agreed to defer the payment of such monthly fee. Any such unpaid amount will accrue without interest and be due and payable no later than the date of the consummation of initial Business Combination. For the year ended December 31, 2023 and 2022, the Company incurred $120,000 and $80,000, respectively, in fees for these services, of which $120,000 and $80,000 were included in accrued expenses in the accompanying balance sheets as of December 31, 2023 and 2022, respectively. On January 26, 2023, the Company paid $80,000 accrued administrative support expenses in cash.

Other

Mr. Michael Lazar who has been an independent director of the board since April 2022, also is the Chief Executive Officer of Empire Filings, LLC, which is engaged by the Company to provide print and filing services. The Company incurred $29,359 and $18,050 for the year ended December 31, 2023 and 2022, respectively, and will pay $1,000 per quarter for ongoing compliance filings.

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

Note 7 — Stockholders’ Equity

Common Stock — The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. In March 2022, the Sponsor surrendered 1,150,000 shares of common stock without any consideration and in April 2022, the Sponsor declared a dividend, payable in shares of common stock, of two-thirds of one share of common stock for each share of common stock issued and outstanding. As a result of the underwriters’ full exercise of their over-allotment option on April 27, 2022, no Insider Shares are currently subject to forfeiture. As of December 31, 2023 and 2022, there were 3,218,499 Insider Shares issued and outstanding.

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on December 31, 2023 and 2022, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	December 31, 2023	Level 1	Level 2	Level 3
Assets
Marketable securities held in Trust Account	$7,921,818	$7,921,818	$-	$-

	December 31, 2022	Level 1	Level 2	Level 3
Assets
Marketable securities held in Trust Account	$116,651,461	$116,651,461	$-	$-

Note 9 — Income Taxes

The Company’s net deferred tax assets are as follows:

	December 31,
	2023	2022
Deferred tax asset
Net operating loss carryforward	$-	$-
Startup/Organization Expenses	121,654	65,574
Total deferred tax asset	121,654	65,574
Valuation allowance	(121,654)	(65,574)
Deferred tax asset, net of allowance	$-	$-

The income tax provision consists of the following:

	For the Year Ended
	December 31,
	2023	2022
Federal
Current	$450,960	$309,931
Deferred	(56,079)	(65,574)
State
Current	$-	$-
Deferred	-	-
Change in valuation allowance	56,079	65,574
Income tax provision	$450,960	$309,931

A reconciliation of the Company’s statutory income tax rate to the Company’s effective income tax rate is as follows (in thousands):

	For the Year Ended December 31,
	2023	2022
Income at U.S. statutory rate	21.00%	21.00%
State taxes, net of federal benefit	0.00%	0.00%
Transaction costs	0.00%	32.69%
Change in valuation allowance	2.98%	14.41%
Effective income tax rate	23.96%	68.10%

As of December 31, 2023 and 2022, the Company did not have any U.S. federal and state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. The change in the valuation allowance was $56,079 and $65,574 for the year ended December 31, 2023 and 2022, respectively.

The provisions for U.S. federal and state income taxes were $450,960 and $309,931 for the year ended December 31, 2023 and 2022, respectively. The Company’s tax returns for the year ended December 31, 2023, 2022 and 2021 remain open and subject to examination.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Based on the review, as further disclosed in the footnotes and except as disclosed below, management did not any subsequent event requiring disclosure in the consolidated financial statements.

On January 10, 2024, the Company received a written notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) stating that the Company is not in compliance with Nasdaq Listing Rule 5450(b)(2) (the “Rule”) because the Company has not maintained a minimum Market Value of Listed Securities (“MVLS”) of at least $50 million. The Notice has no immediate effect on the listing or trading of the Company’s listed securities (the “Listed Securities”).

The Company has 180 calendar days from the date of the Notice, or until July 8, 2024, to regain compliance. If at any time during this 180 day period the MVLS is at least $50 million for a minimum of ten consecutive business days, Nasdaq will provide the Company with written confirmation of compliance and this matter will be closed. Alternatively, the Company may consider applying for a transfer to the Nasdaq Capital Market (the “Capital Market”). In order to transfer, the Company must submit an on-line Transfer Application, pay a $5,000 fee and meet the Capital Market’s continued listing requirements.