Form 10-Q
period 2024-03-31
Yotta Acquisition Corp
filed 2024-05-31
CIK 1907730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 31, 2024, there were 3,944,835 shares of the registrant’s common stock, $0.0001 par value, issued and outstanding.

YOTTA ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

YOTTA ACQUISITION CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(Unaudited)	(Audited)
Assets
Current Assets
Cash	$84,500	$652,395
Prepaid expenses	78,577	-
Income tax receivable	64,331	-
Total Current Assets	227,408	652,395

Investments held in Trust Account	8,024,262	7,921,818
Total Assets	$8,251,670	$8,574,213

Liabilities, Redeemable Common Stock, and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$1,244,923	$1,256,576
Franchise tax payable	10,250	43,600
Income tax payable	-	450,960
Excise tax payable	1,121,204	1,121,204
Promissory notes - related party	1,875,000	1,660,000
Total Current Liabilities	4,251,377	4,532,340

Deferred underwriting fee payable	4,025,000	4,025,000
Total Liabilities	8,276,377	8,557,340

Commitments and Contingencies (Note 6)
Common stock subject to possible redemption, 726,336 shares at redemption value of $11.05 and $10.91 per share as of March 31, 2024 and December 31, 2023, respectively	8,024,262	7,921,818

Stockholders’ Deficit
Common stock, $0.0001 par value; 50,000,000 shares authorized; 3,218,499 shares issued and outstanding (excluding 726,336 shares subject to possible redemption)	321	321
Accumulated deficit	(8,049,290)	(7,905,266)
Total Stockholders’ Deficit	(8,048,969)	(7,904,945)
Total Liabilities, Redeemable Common Stock, and Stockholders’ Deficit	$8,251,670	$8,574,213

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

YOTTA ACQUISITION CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2024	2023
General and administrative expenses	$114,435	$886,227
Franchise tax expense	10,372	39,945
Loss from operations	(124,807)	(926,172)
Interest income	102,594	1,252,103
(Loss) income before income taxes	(22,213)	325,931
Income taxes provision	(19,367)	(254,553)
Net (loss) income	$(41,580)	$71,378

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	726,336	11,500,000

Basic and diluted net (loss) income per share, common stock subject to possible redemption	$(0.01)	$0.00

Basic and diluted weighted average shares outstanding, common stock	3,218,499	3,218,499

Basic and diluted net (loss) income per share, common stock	$(0.01)	$0.00

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

YOTTA ACQUISITION CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ DEFICIT

For the Three Months Ended March 31, 2024

	Common Stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	capital	deficit	deficit
Balance as of January 1, 2024	3,218,499	$321	$-	$(7,905,266)	$(7,904,945)
Accretion of common stock to redemption value	-	-		(102,444)	(102,444)
Net loss	-	-	-	(41,580)	(41,580)
Balance as of March 31, 2024	3,218,499	$321	$-	$(8,049,290)	$(8,048,969)

For the Three Months Ended March 31, 2023

	Common Stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	capital	deficit	deficit
Balance as of January 1, 2023	3,218,499	$321	$-	$(4,822,763)	$(4,822,442)
Accretion of common stock to redemption value	-	-		(1,906,712)	(1,906,712)
Net income	-	-	-	71,378	71,378
Balance as of March 31, 2023	3,218,499	$321	$-	$(6,658,097)	$(6,657,776)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

YOTTA ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(41,580)	$71,378
Adjustments to reconcile net (loss) income to cash used in operating activities:
Interest earned on investment held in Trust Account	(102,444)	(1,252,103)
Changes in operating assets and liabilities:
Prepaid expenses	(78,577)	69,975
Other receivable	-	10,850
Accounts payable and accrued expenses	(11,653)	401,829
Income tax payable	(515,291)	254,553
Franchise tax payable	(33,350)	(146,235)
Net cash used in operating activities	(782,895)	(589,753)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	-	(1,150,100)
Cash withdrawn from Trust Account to pay taxes	-	495,491
Net cash used in investing activities	-	(654,609)

Cash Flows from Financing Activities:
Proceeds from promissory note- related party	215,000	825,000
Term extension fees paid by target company	-	575,100
Net cash provided by financing activities	215,000	1,400,100

Net change in cash	(567,895)	155,738
Cash, beginning of the period	652,395	235,864
Cash, end of the period	$84,500	$391,602

Supplemental Disclosure of Non-cash Financing Activities
Accretion of common stock to redemption value	$102,444	$1,906,712

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

YOTTA ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations

Organization and General

Yotta Acquisition Corporation (the “Company”) is a blank check company incorporated as a Delaware corporation on March 8, 2021. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (“Business Combination”). The Company intends to focus on target businesses in and around the high technology, blockchain and other general business industries globally.

As of March 31, 2024, the Company had not commenced any operations. All activities through March 31, 2024 are related to the Company’s formation and the initial public offering (“IPO” as described below in Note 3) and, subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Liquidity and Going Concern Consideration

As of March 31, 2024, the Company had cash of $84,500 and a working capital deficit of $4,023,969. On each of April 21, 2023, May 19, 2023, June 20, 2023, July 21, 2023, and August 21, 2023, the Company made a deposit of $120,000 to the Trust Account and extended the time to complete a Business Combination to September 22, 2023. On September 22, 2023, the Company’s stockholders approved an amendment to the Company’s amended and restated certificate of incorporation to permit an extension to August 22, 2024 without depositing any additional funds to the Trust Account. It is uncertain that the Company will be able to consummate a Business Combination by the extended date (or August 22, 2024 if the Sponsor elects to extend the consummation deadline). Moreover, the Company may need to obtain additional financing either to complete its Business Combination or because it becomes obligated to redeem a significant number of public shares upon consummation of its Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. If a Business Combination is not consummated by August 22, 2024, there will be a mandatory liquidation and subsequent dissolution.

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

The IR Act tax provisions had an impact on the Company’s fiscal 2023 tax provision as there were redemptions by the public stockholders in April 2023 and September 2023; as a result, the Company recorded $1,121,204 excise tax liability as of March 31, 2024. The Company will continue to monitor for updates to the Company’s business along with guidance issued with respect to the IR Act to determine whether any adjustments are needed to the Company’s tax provision in future periods.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC, and include all normal and recurring adjustments that management of the Company considers necessary for a fair presentation of its financial position and operation results. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or any future period. These financial statements should be read in conjunction with the Company’s 2023 Annual Report on Form 10-K as filed with the SEC on April 15, 2024.

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

Use of Estimates

In preparing these unaudited condensed consolidated financial statements in conformity with U.S. GAAP, the Company’s management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $84,500 and $652,395 in cash and did not have any cash equivalents as of March 31, 2024 and December 31, 2023, respectively.

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

The Company’s Insider Shares were granted to certain independent directors subject to a performance condition, namely the occurrence of a Business Combination. This performance condition is considered in determining the grant date fair value of these instruments using Monte Carlo simulation. Compensation expense related to the Insider Shares is recognized only when the performance condition is probable of occurrence, or more specifically when a Business Combination is consummated. Therefore, no stock-based compensation expense has been recognized for the three months ended on March 31, 2024 and 2023. The estimated fair value of the 16,666 shares granted to the Company’s directors was $123,900, or $7.38 per share at January 28, 2022.

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

The Company’s effective tax rate was (87.19%) and 78.10% for the three months ended March 31, 2024 and 2023, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2024 and 2023, due to the change in valuation of deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net (Loss) Income Per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The Company’s unaudited condensed consolidated statements of operations for subsequent periods will include a presentation of income per redeemable share and income per non-redeemable share following the two-class method of income per share. Net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture by the Initial Stockholders. At March 31, 2024 and December 31, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net income per share is the same as basic net income per share for the period presented.

Net (loss) income per common share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. As the Public Shares are considered to be redeemable at fair value, and a redemption at fair value does not amount to a distribution different than other stockholders, redeemable and non-redeemable common stock are presented as one class of stock in calculating net income per share. The Company has not considered the effect of the warrants sold in the IPO and private placement to purchase an aggregate of 11,843,500 shares in the calculation of diluted per share, since the exercise of the warrants are contingent upon the occurrence of future events.

The net (loss) income per share presented in the consolidated statement of operations is based on the following:

	For the Three Months Ended March 31, 2024		For the Three Months Ended March 31, 2023
	Redeemable shares	Non-redeemable shares	Redeemable shares	Non-redeemable shares
Basic and diluted net (loss) income per share:
Numerators:
Allocation of net (loss) income	$(7,656)	$(33,924)	$55,770	$15,608

Denominators:
Basic and diluted weighted average shares outstanding	726,336	3,218,499	11,500,000	3,218,499
Basic and diluted net (loss) income per share	$(0.01)	$(0.01)	$0.00	$0.00

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, shares of common stock subject to possible redemption are presented at redemption value of $11.05 and $10.91 per share, as of March 31, 2024 and December 31, 2023, respectively, as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of shares of redeemable common stock are affected by charges against additional paid in capital or accumulated deficit if additional paid-in capital is zero.

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

As of March 31, 2024 and December 31, 2023, the shares of common stock reflected on the balance sheets are reconciled in the following table.

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Warrants	(690,000)
Proceeds allocated to Public Rights	(8,280,000)
Offering costs of Public Shares	(6,236,777)
Plus:
Accretion of carrying value to redemption value	16,858,238
Common stock subject to possible redemption- December 31, 2022	116,651,461
Accretion of carrying value to redemption value	4,531,223
Cash withdrawn from Trust Account to pay franchise and income taxes	(1,140,505)
Payment to redeemed public stockholders	(112,120,361)
Common stock subject to possible redemption – December 31, 2023	7,921,818
Accretion of carrying value to redemption value	102,444
Common stock subject to possible redemption – March 31, 2024	$8,024,262

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

On March 7, 2022, the Sponsor surrendered 1,150,000 shares of common stock without any consideration. On April 5, 2022, the Sponsor declared a dividend, payable in shares of common stock, of two-thirds of one share of common stock for each share of common stock issued and outstanding. As a result of the underwriters’ full exercise of their over-allotment option on April 27, 2022, no Insider Shares are currently subject to forfeiture. As of March 31, 2024 and December 31, 2023, there were 3,218,499 Insider Shares issued and outstanding.

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

On January 7, 2024, the Company issued an unsecured promissory note of up to $540,000 to the Sponsor (“Convertible Note”) to cover working capital needs. The holder of the Convertible Note, in its sole discretion, may convert any or all of the unpaid principal under the promissory note into shares of common stock of the Company, at a price of $10.00 per share, upon consummation of the Business Combination.

All eight Promissory Notes and Convertible Note are interest-free and payable after the date on which the Company consummates an initial business combination. As of March 31, 2024 and December 31, 2023, $1,875,000 and $1,660,000 were outstanding respectively, under all the Promissory Notes.

Related Party Loans

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the Initial Stockholders or their affiliates may, but are not obligated to, loan us funds as may be required. If the Company completes an initial Business Combination, it will repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Certain amount of such loans may be converted into private at $10.00 per share at the option of the lender. As of March 31, 2024 and December 31, 2023, the Company had no borrowings under the working capital loans.

Administrative Services Agreement

The Company entered into an agreement, commencing on April 19, 2022 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support. However, pursuant to the terms of such agreement, the Sponsor agreed to defer the payment of such monthly fee. Any such unpaid amount will accrue without interest and be due and payable no later than the date of the consummation of initial Business Combination. For the three months ended March 31, 2024 and 2023, the Company incurred $30,000 and $30,000, respectively, in fees for these services, of which $150,000 and $120,000 were included in accrued expenses in the accompanying balance sheets as of March 31, 2024 and December 31, 2023, respectively.

Other

Mr. Michael Lazar who has been an independent director of the board since April 2022, also is the Chief Executive Officer of Empire Filings, LLC, which is engaged by the Company to provide print and filing services. The Company incurred $0 and $1,000 for the three months ended March 31, 2024 and 2023, respectively, and will pay $1,000 per quarter for ongoing compliance filings. On April 26, 2024, Mr. Michael Lazar resigned from his positions as a director of the board. Mr. Lazard’s resignation is not as a result of any disagreement with the Company relating to its operations, policies or practices.

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

Note 7 — Stockholders’ Deficit

Common Stock — The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. In March 2022, the Sponsor surrendered 1,150,000 shares of common stock without any consideration and in April 2022, the Sponsor declared a dividend, payable in shares of common stock, of two-thirds of one share of common stock for each share of common stock issued and outstanding. As a result of the underwriters’ full exercise of their over-allotment option on April 27, 2022, no Insider Shares are currently subject to forfeiture. As of March 31, 2024 and December 31, 2023, there were 3,218,499 Insider Shares issued and outstanding.

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

If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of a Business Combination. Additionally, in no event will the Company be required to net cash settle the rights. Accordingly, holders of the rights might not receive the shares of common stock underlying the rights. As of March 31, 2024 and December 31, 2023, there were 11,843,500 rights issued and outstanding.

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

Private Warrants — The private warrants have terms and provisions that are identical to those of the warrants being sold as part of the units in this offering except that the private warrants will be entitled to registration rights. The private warrants (including the common stock issuable upon exercise of the private warrants) will not be transferable, assignable or saleable until after the completion of our initial business combination except to permitted transferees. As of March 31, 2024 and December 31, 2023, there were 11,843,500 warrants issued and outstanding.

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on March 31, 2024 and December 31, 2023, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31, 2024	Level 1	Level 2	Level 3
Assets
Marketable securities held in Trust Account	$8,024,262	$8,024,262	$-	$-

	December 31, 2023	Level 1	Level 2	Level 3
Assets
Marketable securities held in Trust Account	$7,921,818	$7,921,818	$-	$-

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Based on the review, as further disclosed in the footnotes and except as disclosed below, management did not any subsequent event requiring disclosure in the consolidated financial statements.

On May 16, 2024, the Company received a written notice (the “Notice”) from the Nasdaq Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) indicating that the Company was not in compliance with Listing Rule 5450(a)(2) (the “Minimum Public Holders Rule”), which requires the Company to have at least 400 public holders for continued listing on the Nasdaq Global Market (the “Minimum Public Holders Rule”). The Notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s securities on Nasdaq Global Market.

The Notice states that the Company has 45 calendar days to submit a plan to regain compliance with the Minimum Public Holders Rule. If the Company is unable to regain compliance by that date, the Company intends to submit a plan to regain compliance with the Minimum Public Holders Rule within the required timeframe. If Nasdaq accepts Company’s plan, Nasdaq may grant the Company an extension of up to 180 calendar days from the date of the Notice to evidence compliance with the Minimum Public Holders Rule. If Nasdaq does not accept the Company’s plan, the Company will have the opportunity to appeal the decision in front of a Nasdaq Hearings Panel.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (this “Quarterly Report”) to “we,” “us” or the “Company” refer to Yotta Acquisition Corporation References to our “management” or our “management team” refer to our officers and directors. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

On January 7, 2024, the Company issued an unsecured promissory note of up to $540,000 to the Sponsor (“Convertible Note”) to cover working capital needs. The holder of the Convertible Note, in its sole discretion, may convert any or all of the unpaid principal under the promissory note into shares of common stock of the Company, at a price of $10.00 per share, upon consummation of the Business Combination.

All eight Promissory Notes and Convertible Note are interest-free and payable after the date on which the Company consummates an initial business combination. As of March 31, 2024 and December 31, 2023, $1,875,000 and $1,660,000 were outstanding respectively, under all the Promissory Notes.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through March 31, 2024 were organizational activities and those necessary to prepare, and consummate, for the IPO and an initial Business Combination. We do not expect to generate any operating revenue until after the completion of our initial Business Combination.

We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended March 31, 2024, we had net loss of $41,580, which consisted of loss of $124,807 derived from general and administrative expenses of $114,435 and franchise tax expense of $10,372, offset by interest income $102,594; income tax expense was $19,367 for the three months period.

For the three months ended March 31, 2023, we had net income of $71,378, which consisted of loss of $926,172 derived from general and administrative expenses of $886,227 and franchise tax expense of $39,945, offset by interest earned on marketable securities of approximately $1,252,103; income tax expense was $254,553 for the three months period.

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

As of March 31, 2024, we had marketable securities held in the Trust Account of $8,024,262. Interest income on the balance in the Trust Account may be used by us to pay taxes. We did not withdraw interest earned on the Trust Account to pay our taxes during the three months period. We intend to use substantially all of the funds held in the Trust Account, to acquire a target business and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect a Business Combination, the remaining funds held in the Trust Account will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of March 31, 2024, the Company had cash of $84,500 outside the Trust Account and a working capital deficit of $4,023,969. On September 22, 2023, the Company’s stockholders approved an amendment to the Company’s amended and restated certificate of incorporation to permit an extension to as late as August 22, 2024 without depositing any additional funds to the trust account. On each of April 21, 2023, May 19, 2023, June 20, 2023, July 21, 2023 and August 21, 2023, the Company made a deposit of $120,000 to the Trust Account and extended the time to complete a Business Combination to September 22, 2023. It is uncertain that the Company will be able to consummate a Business Combination by the extended date (or August 22, 2024 if the Sponsor elects to extend the consummation deadline). Moreover, the Company may need to obtain additional financing either to complete its Business Combination or because it becomes obligated to redeem a significant number of public shares upon consummation of its Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. If a Business Combination is not consummated by August 22, 2024, there will be a mandatory liquidation and subsequent dissolution.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non- financial assets.

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

Administrative Services Agreement

We intend to enter into an agreement, commencing on April 19, 2022 through the earlier of our consummation of a Business Combination and our liquidation, to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support. However, pursuant to the terms of such agreement, the Sponsor agreed to defer the payment of such monthly fee. Any such unpaid amount will accrue without interest and be due and payable no later than the date of the consummation of the initial Business Combination.

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

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates; we have identified the following critical accounting policies:

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

Net (Loss) Income Per Share

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended March 31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective. Management has identified the following material weaknesses which were previously disclosed in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, are not yet remediated. Management continues to devote significant planning and execution efforts toward remediation these material weaknesses:

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

Remediation Plan for the Material Weaknesses

As previously disclosed in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, management has identified material weaknesses as of that date. A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. To remediate the material weaknesses identified above, we are initiating controls and procedures in order to:

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

Changes in Internal Control Over Financial Reporting

Other than the changes intended to remediate the material weakness as discussed above and in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2023, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the fiscal quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

YOTTA ACQUISITION CORPORATION

Date: May 31, 2024	By:	/s/ Hui Chen
	Name:	Hui Chen
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 31, 2024	By:	/s/ Robert L. Labbe
	Name:	Robert L. Labbe
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)