Form 10-Q
period 2024-09-30
Yotta Acquisition Corp
filed 2024-11-14
CIK 1907730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 14, 2024 there were 3,682,604 shares of the registrant’s common stock, $0.0001 par value, issued and outstanding.

YOTTA ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

TABLE OF CONTENTS

Page
Part I. Financial Information	1
Item 1. Financial Statements	1
Condensed Consolidated Balance Sheets as of September 30, 2024 (unaudited) and December 31, 2023	1
Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2024 and September 30, 2023	2
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Deficit for the Three and Nine Months ended September 30, 2024 and September 30, 2023	3
Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2024 and September 30, 2023	4
Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3. Quantitative and Qualitative Disclosures About Market Risk	30
Item 4. Controls and Procedures	30

Part II. Other Information	32
Item 1. Legal Proceedings	32
Item 1A. Risk Factors	32
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 3. Defaults Upon Senior Securities	33
Item 4. Mine Safety Disclosures	33
Item 5. Other Information	33
Item 6. Exhibits	34

Signatures	35

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

YOTTA ACQUISITION CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
Assets
Current Assets
Cash	$404,404	$652,395
Prepaid expenses	61,477	-
Total Current Assets	465,881	652,395

Investments held in Trust Account	5,300,199	7,921,818
Total Assets	$5,766,080	$8,574,213

Liabilities, Redeemable Common Stock, and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$905,324	$1,256,576
Franchise tax payable	28,721	43,600
Income tax payable	122,602	450,960
Excise tax payable	1,150,768	1,121,204
Promissory notes - related party	1,137,000	1,660,000
Promissory note - DRIVEiT (target company)	1,100,000	-
Total Current Liabilities	4,444,415	4,532,340

Deferred underwriting fee payable	4,025,000	4,025,000
Total Liabilities	8,469,415	8,557,340

Commitments and Contingencies (Note 6)
Common stock subject to possible redemption, 464,105 shares at redemption value of $11.42 and $10.91 per share as of September 30, 2024 and December 31, 2023, respectively	5,300,199	7,921,818

Stockholders’ Deficit
Common stock, $0.0001 par value; 50,000,000 shares authorized; 3,218,499 shares issued and outstanding (excluding 464,105 shares subject to possible redemption)	321	321
Accumulated deficit	(8,003,855)	(7,905,266)
Total Stockholders’ Deficit	(8,003,534)	(7,904,945)
Total Liabilities, Redeemable Common Stock, and Stockholders’ Deficit	$5,766,080	$8,574,213

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

YOTTA ACQUISITION CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
General and administrative expenses	$244,723	$297,823	$510,336	$1,548,552
Franchise tax expenses	7,900	(26,137)	28,843	43,200
Loss from operations	(252,623)	(271,686)	(539,179)	(1,591,752)
Interest income	93,855	562,199	300,329	2,607,489
Other income	400,000	635,100	710,899	635,100
Income before income taxes	241,232	925,613	472,049	1,650,837
Income taxes provision	(167,339)	(59,095)	(206,300)	(474,045)
Net income	$73,893	$866,518	$265,749	$1,176,792

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	626,574	3,789,819	692,839	6,930,461

Basic and diluted net income per share, common stock subject to possible redemption	$0.02	$0.12	$0.07	$0.12

Basic and diluted weighted average shares outstanding, common stock	3,218,499	3,218,499	3,218,499	3,218,499

Basic and diluted net income per share, non-redeemable common stock	$0.02	$0.12	$0.07	$0.12

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

YOTTA ACQUISITION CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ DEFICIT

For the Three and Nine Months Ended September 30, 2024

	Common Stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	capital	deficit	deficit
Balance as of January 1, 2024	3,218,499	$321	$-	$(7,905,266)	$(7,904,945)
Accretion of common stock to redemption value	-	-	-	(102,444)	(102,444)
Net loss	-	-	-	(41,580)	(41,580)
Balance as of March 31, 2024	3,218,499	$321	$-	$(8,049,290)	$(8,048,969)
Accretion of common stock to redemption value	-	-	-	(103,654)	(103,654)
Net income	-	-	-	233,436	233,436
Balance as of June 30, 2024	3,218,499	$321	$-	$(7,919,508)	$(7,919,187)
Accretion of common stock to redemption value	-	-	-	(128,676)	(128,676)
Excise tax liability				(29,564)	(29,564)
Net income	-	-	-	73,893	73,893
Balance as of September 30, 2024	3,218,499	$321	$-	$(8,003,855)	$(8,003,534)

For the Three and Nine Months Ended September 30, 2023

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	3,218,499	$321	$-	$(4,822,763)	$(4,822,442)
Accretion of common stock to redemption value	-	-	-	(1,906,712)	(1,906,712)
Net income	-	-	-	71,378	71,378
Balance as of March 31, 2023	3,218,499	$321	$-	$(6,658,097)	$(6,657,776)
Accretion of common stock to redemption value	-	-	-	(726,532)	(726,532)
Excise tax liability	-	-	-	(763,224)	(763,224)
Net income	-	-	-	238,896	238,896
Balance as of June, 2023	3,218,499	$321	$-	$(7,908,957)	$(7,908,636)
Accretion of common stock to redemption value	-	-	-	(577,020)	(577,020)
Capital contribution made by Sponsor related to the stockholder non-redemption agreements	-	-	446,735	-	446,735
Cost of raising capital related to the stockholder non-redemption agreements	-	-	(446,735)	-	(446,735)
Excise tax liability	-	-	-	(357,980)	(357,980)
Net income	-	-	-	866,518	866,518
Balance as of September 30, 2023	3,218,499	$321	$-	$(7,977,439)	$(7,977,118)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

YOTTA ACQUISITION CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$265,749	$1,176,792
Adjustments to reconcile net cash used in operating activities:
Interest earned on investments held in Trust Account	(297,646)	(2,600,668)
Changes in current assets and current liabilities:
Prepaid expenses	(61,477)	66,985
Other receivable	-	10,850
Accrued expenses	(351,252)	761,726
Income tax payable	(328,358)	164,114
Franchise tax payable	(14,879)	(142,980)
Net cash used in operating activities	(787,863)	(563,181)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(37,128)	(1,750,100)
Cash withdrawn from Trust Account to pay taxes	-	1,140,505
Cash withdrawn from Trust Account to pay redeemed public stockholders	2,956,393	76,322,364
Net cash (used in) provided by investing activities	2,919,265	75,712,769

Cash Flows from Financing Activities:
Proceeds from promissory note- related party	577,000	1,625,000
Repayment of promissory note to related party	(1,100,000)	-
Proceeds from promissory note - DRIVEiT	1,100,000	-
Payment to redeemed public stockholders	(2,956,393)	(76,322,364)
Net cash provided by (used in) provided by financing activities	(2,379,393)	(74,697,364)

Net change in cash	(247,991)	452,224
Cash, beginning of the period	652,395	235,864
Cash, end of the period	$404,404	$688,088

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Accretion of common stock to redemption value	$334,774	$3,210,263
Excise tax payable	$29,564	$1,121,204
Stockholder redemption payable	$-	$35,797,997

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

YOTTA ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations

Organization and General

Yotta Acquisition Corporation (the “Company”or “Yotta”) is a blank check company incorporated as a Delaware corporation on March 8, 2021. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (“Business Combination”). The Company intends to focus on target businesses in and around the high technology, blockchain and other general business industries globally.

As of September 30, 2024, the Company had not commenced any operations. All activities through September 30, 2024 are related to the Company’s formation and the initial public offering (“IPO” as described below in Note 3) and, subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

On August 22, 2024, the Company held a special meeting of stockholders (the “August Special Meeting”). During the August Special Meeting, stockholders approved an amendment to the Company’s amended and restated certificate of incorporation to extend the date by which the Company has to consummate a business combination from August 22, 2024 to October 22, 2025 on a monthly basis by depositing an amount equal to $0.04 multiplied by the number of shares of common stock sold to the public in the IPO and that remain outstanding after giving effect to the shares that were redeemed in connection with the August Special Meeting. In connection with the stockholders’ vote at the August Special Meeting, an aggregate of 262,231 shares with redemption value of approximately $2,956,393.95 (or $11.27 per share) of the Company’s common stock were tendered for redemption. Yotta subsequently deposited $18,564.20 into the Trust Account per month to extend the date by which the Company can complete an initial business combination until November 22, 2024.

The Company has until 42 months (or by October 22, 2025) from the closing of the IPO to consummate a Business Combination. If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest (which interest shall be net of taxes payable, and less certain amount of interest to pay dissolution expenses) divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

NaturalShrimp Incorporated

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

DRIVEiT Financial Auto Group, Inc.

On August 20, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among Yotta, Yotta Merger Sub Inc., a Maryland corporation and a wholly-owned subsidiary of Yotta (“Merger Sub”), and DRIVEiT Financial Auto Group, Inc., a Maryland corporation (the “DRIVEiT”). The Merger Agreement provides that, among other things and upon the terms and subject to the conditions thereof, the following transactions will occur, and in accordance with Maryland General Corporation Law. Merger Sub will merge with and into DRIVEiT, the separate corporate existence of Merger Sub will cease, and DRIVEiT will be the surviving corporation and a wholly-owned subsidiary of Yotta. Yotta will be renamed “DRIVEiT Financial Auto Group, Inc.” The Business Combination is expected to be consummated after obtaining the required approval by the stockholders of Yotta and DRIVEiT and the satisfaction of certain other customary closing conditions.

The total consideration to be paid at the Closing of the Business Combination by Yotta to DRIVEiT security holders will be an amount equal to $100,000,000 (“Merger Consideration”). The Merger Consideration will be payable in shares of common stock, par value $0.0001 per share, of Yotta, valued at $10 per share.

The board of directors of Yotta has unanimously (i) approved and declared advisable the Merger Agreement, the Business Combination and the other transactions contemplated thereby and (ii) resolved to recommend approval of the Merger Agreement and related matters by the stockholders of Yotta.

Pursuant to the Merger Agreement, DRIVEiT deposited $1,100,000 into Sponsor’s operating account to repay indebtedness owed to the Sponsor and $400,000 into the Company’s operating account to cover merger related transaction costs.

Certain Related Agreements

Parent Stockholder Support Agreement

In connection with the execution of the Merger Agreement, Yotta and the officers and directors of Yotta, the Company and the Sponsor entered into a support agreement (the “Parent Stockholder Support Agreement”) pursuant to which the Sponsor and the officers and directors of Yotta have agreed to vote all shares of the common stock beneficially owned by them, including any additional shares they acquire ownership of or the power to vote: (i) in favor of the Merger and related transactions, (ii) against any action reasonably be expected to impede, delay, or materially and adversely affect the Merger and related transactions, and (iii) in favor of an extension of the period of time Yotta is afforded to consummate an initial business combination.

Company Support Agreement

In connection with the execution of the Merger Agreement, Yotta, the Company and certain stockholders of the Company entered into a support agreement (the “Company Stockholder Support Agreement”), pursuant to which such Company stockholders have agreed to vote all common and preferred stock of the Company beneficially owned by them, including any additional shares of the Company they acquire ownership of or the power to vote, in favor of the Merger and related transactions and against any action reasonably be expected to impede, delay, or materially and adversely affect the Merger and related transactions.

Form of Lock-Up Agreement

In connection with the Closing, certain key Yotta stockholders will each agree, subject to certain customary exceptions, not to (i) offer, sell contract to sell, pledge or otherwise dispose of, directly or indirectly, any Lockup Shares (as defined below), (ii) enter into a transaction that would have the same effect, (iii) enter into any swap, hedge or other arrangement that transfers, in whole or in part, any of the economic consequences of ownership of the Lock-Up Shares or otherwise or engage in any short sales or other arrangement with respect to the Lock-Up Shares or (iv) publicly announce any intention to effect any transaction specified in clause (i) or (ii) until the date that is six months after the Closing Date. The term “Lockup Shares” mean the Merger Consideration Shares, as defined in the Merger Agreement, if any, whether or not earned prior to the end of the Lock-up Period (as defined below), and including any securities convertible into, or exchangeable for, or representing the rights to receive common stock, and the term “Lock-Up Period” means the period from the Closing Date until six (6) months after the Closing Date, provided that if the closing price of the common stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period following the consummation of the Business Combination, the Lockup Shares shall be released from lock-up.

Forfeiture Agreement

In connection with the execution of the Merger Agreement, Yotta, Sponsor and the Company entered into a Sponsor Forfeiture Agreement (the “Sponsor Forfeiture Agreement”) pursuant to which Sponsor has agreed to forfeit, for no consideration, such number of shares of Yotta Common Stock in excess of five percent (5%) of Yotta’s issued and outstanding common stock on the Closing Date and such shares of common stock shall, by virtue of the Merger, be deemed to have been canceled and extinguished.

Registration Rights Agreement

At the Closing, Yotta will enter into a registration rights agreement (the “Registration Rights Agreement”) with certain existing stockholders of Yotta and the Company with respect to their shares of Yotta acquired before or pursuant to the Merger, and including the shares issuable on conversion of the warrants issued to the Sponsor in connection with Yotta’s initial public offering and any shares issuable on conversion of preferred stock or loans. Subject to the Lock-Up Agreements described above, the holders of a majority of the shares held by the existing Yotta stockholders, and the holders of a majority of the shares held by the Company stockholders will each be entitled to make two demands that the Company register such securities for resale under the Securities Act, or two demands each if the surviving entity is eligible to use Form S-3 or a similar short-form registration statement. In addition, the holders will have certain “piggy-back” registration rights that require Yotta to include such securities in registration statements that Yotta otherwise files. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. Yotta will bear the expenses incurred in connection with the filing of any such registration statements.

The foregoing descriptions of agreements and the transactions and documents contemplated thereby are not complete and are subject to and qualified in their entirety by reference to the Parent Stockholder Support Agreement, Company Support Agreement, form of Lock-Up Agreement, form of Forfeiture Agreement and form of Registration Rights Agreement, copies of which were filed on August 21, 2024 in a Current Report on Form 8-K as Exhibits 10.17, 10.18, 10.19, 10.20 and 10.21.

Nasdaq Notice

On May 7, 2024, Yotta received written notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) stating that Yotta was not in compliance with Nasdaq Listing Rule 5450(b)(2)(C) because the Company had not maintained a minimum Market Value of Publicly Held Securities (of at least $15 million). Yotta was given until November 4, 2024 to regain compliance. On the same date, Yotta received written notice from Nasdaq stating that Yotta was not in compliance with Nasdaq Listing Rule 5450(b) because it had not maintained a minimum 1,100,000 publicly held shares. Yotta was given 45 calendar days to submit a plan to regain compliance. In response to these notices, Yotta applied for a transfer from the Nasdaq Global Market to the Nasdaq Capital Market. On July 1, 2024, Yotta’s application was approved by Nasdaq on the following conditions: (i) Yotta enter into a business combination agreement no later than August 25, 2024, (ii) Yotta file a registration statement on Form S-4 no later than October 12, 2024, and (iii) Yotta demonstrate compliance with the Nasdaq Capital Market’s continued listing standards by November 12, 2024. If Yotta does not comply with any of the conditions, Yotta’s listed securities will be subject to delisting.

Liquidity and Going Concern Consideration

As of September 30, 2024, the Company had cash of $404,404 and a working capital deficit of $3,978,534. On August 22, 2024, the Company’s stockholders approved an amendment to the Company’s amended and restated certificate of incorporation to extend the date by which the Company has to consummate a business combination from August 22, 2024 to October 22, 2025 on a monthly basis by depositing $18,564.20 per month into the Trust Account. It is uncertain that the Company will be able to consummate a Business Combination by the extended date (or October 22, 2025 if the Sponsor elects to extend the consummation deadline). Moreover, the Company may need to obtain additional financing either to complete its Business Combination or because it becomes obligated to redeem a significant number of public shares upon consummation of its Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. If a Business Combination is not consummated by October 22, 2025, there will be a mandatory liquidation and subsequent dissolution.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by October 22, 2025, then the Company will cease all operations except for the purpose of liquidating. The date for liquidation and subsequent dissolution as well as liquidity concerns raise substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

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

The IR Act tax provisions had an impact on the Company’s fiscal 2023 tax provision as there were redemptions by the public stockholders in April 2023, September 2023 and August 2024; as a result, the Company recorded total excise tax liability $1,150,768 and $1,121,204 as of September 30, 2024 and December 31, 2023, respectively. During the second quarter 2024, the Internal Revenue Service issued final regulations with respect to the timing and payment of the Excise Tax. Pursuant to those regulations, the Company would need to file a return and remit payment for any liability incurred during the period from January 1, 2023 to December 31, 2023 on or before October 31, 2024. As of September 30, 2024, the Company has not filed its 2023 excise tax return and remitted excise tax payment. The Company will continue to monitor for updates to the Company’s business along with guidance issued with respect to the IR Act to determine whether any adjustments are needed to the Company’s tax provision in future periods.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC, and include all normal and recurring adjustments that management of the Company considers necessary for a fair presentation of its financial position and operation results. Operating results for the nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or any future period. These financial statements should be read in conjunction with the Company’s 2023 Annual Report on Form 10-K as filed with the SEC on April 15, 2024.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $68,525 and $652,395 in cash and did not have any cash equivalents as of September 30, 2024 and December 31, 2023, respectively.

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

The Company’s Insider Shares were granted to certain independent directors subject to a performance condition, namely the occurrence of a Business Combination. This performance condition is considered in determining the grant date fair value of these instruments using Monte Carlo simulation. Compensation expense related to the Insider Shares is recognized only when the performance condition is probable of occurrence, or more specifically when a Business Combination is consummated. Therefore, no stock-based compensation expense has been recognized for the three and nine months ended on September 30, 2024 and 2023. The estimated fair value of the 16,666 shares granted to the Company’s directors was $123,900, or $7.38 per share at January 28, 2022.

Other Income

The Company received $400,000 from DRIVEiT on August 12, 2024 to cover merger related transaction costs pursuant to the Merger Agreement. Since there is no obligation for Yotta to repay the $400,000 upon termination of the Merger Agreement, the Company recorded $400,000 as other income during the quarter ended September 30, 2024.

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

The Company’s effective tax rate was 69.37% and 6.38% for the three months ended September 30, 2024 and 2023, respectively; and 43.70% and 28.72% for the nine months ended September 30, 2024 and 2023, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended September 30, 2024 and 2023, due to non-deductible transaction costs and the change in valuation of deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits and unpaid income taxes as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2024 and December 31, 2023. There were $14,550 interest and penalties related to 2023 underpayment of income taxes which will be recognized in the fourth quarter of 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net (Loss) Income Per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The Company’s unaudited condensed consolidated statements of operations for subsequent periods will include a presentation of income per redeemable share and income per non-redeemable share following the two-class method of income per share. Net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture by the Initial Stockholders. At September 30, 2024 and December 31, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net income per share is the same as basic net income per share for the period presented.

Net (loss) income per common share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. As the Public Shares are considered to be redeemable at fair value, and a redemption at fair value does not amount to a distribution different than other stockholders, redeemable and non-redeemable common stock are presented as one class of stock in calculating net income per share. The Company has not considered the effect of the warrants and rights sold in the IPO and private placement to purchase an aggregate of 11,843,500 shares in the calculation of diluted per share, since the exercise of the warrants and rights are contingent upon the occurrence of future events.

The net income per share presented in the unaudited condensed consolidated statement of operations is based on the following:

	For the Three Months Ended September 30, 2024		For the Three Months Ended September 30, 2023
	Redeemable shares	Non-redeemable shares	Redeemable shares	Non-redeemable shares
Basic and diluted net income per share:
Numerators:
Allocation of net income	$12,041	$61,852	$468,578	$397,940

Denominators:
Basic and diluted weighted average shares outstanding	626,574	3,218,499	3,789,819	3,218,499
Basic and diluted net income per share	$0.02	$0.02	$0.12	$0.12

	Nine Months Ended September 30, 2024		Nine Months Ended September 30, 2023
	Redeemable shares	Non-redeemable shares	Redeemable shares	Non-redeemable shares
Basic and diluted net income per share:
Numerators:
Allocation of net income	$47,074	$218,675	$803,601	$373,191

Denominators:
Basic and diluted weighted average shares outstanding	692,839	3,218,499	6,930,461	3,218,499
Basic and diluted net income per share	$0.07	$0.07	$0.12	$0.12

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, shares of common stock subject to possible redemption are presented at redemption value of $11.42 and $10.91 per share, as of September 30, 2024 and December 31, 2023, respectively, as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of shares of redeemable common stock are affected by charges against additional paid in capital or accumulated deficit if additional paid-in capital is zero.

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

As of September 30, 2024 and December 31, 2023, the shares of common stock reflected on the condensed consolidated balance sheets are reconciled in the following table.

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Warrants	(690,000)
Proceeds allocated to Public Rights	(8,280,000)
Offering costs of Public Shares	(6,236,777)
Plus:
Accretion of carrying value to redemption value	16,858,238
Common stock subject to possible redemption – December 31, 2022	116,651,461
Accretion of carrying value to redemption value	4,531,223
Cash withdrawn from Trust Account to pay franchise and income taxes	(1,140,505)
Payment to redeemed public stockholders	(112,120,361)
Common stock subject to possible redemption – December 31, 2023	7,921,818
Accretion of carrying value to redemption value	334,774
Payment to redeemed public stockholders	(2,956,393)
Common stock subject to possible redemption – September 30, 2024	$5,300,199

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

On March 7, 2022, the Sponsor surrendered 1,150,000 shares of common stock without any consideration. On April 5, 2022, the Sponsor declared a dividend, payable in shares of common stock, of two-thirds of one share of common stock for each share of common stock issued and outstanding. As a result of the underwriters’ full exercise of their over-allotment option on April 27, 2022, no Insider Shares are currently subject to forfeiture. As of September 30, 2024 and December 31, 2023, there were 3,218,499 Insider Shares issued and outstanding.

The Initial Stockholders have agreed, subject to certain limited exceptions, not to transfer, assign or sell any of their Insider Shares until, with respect to 50% of the Insider Shares, the earlier of nine months after the consummation of a Business Combination and the date on which the closing price of the common stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing after a Business Combination and, with respect to the remaining 50% of the Insider Shares, until the nine months after the consummation of a Business Combination, or earlier, in either case, if, subsequent to a Business Combination, the Company completes a liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

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

On August 12, 2024, the Company issued a convertible promissory note in the amount of $1,100,000 to DRIVEiT (“Promissory Note – DRIVEiT”). The holder of the Promissory Note – DRIVEiT, in its sole discretion, may convert any or all of the outstanding balance into shares of common stock of the Company, at a price of $10.00 per share, upon consummation of the Business Combination. The principal balance may be prepaid at any time prior to the maturity date without penalty upon written notice to DRIVEiT.

Pursuant to the Merger Agreement, DRIVEiT deposited $1,100,000 into Sponsor’s operating account to repay certain promissory notes owed to the Sponsor. Subsequently, on August 12, 2024, the Company repaid the total outstanding balance of $575,000, $250,000 and $200,000 under Promissory Note 1, Promissory Note 2 and Promissory Note 3, respectively. The remaining $75,000 was used to partially repay Promissory Note 4.

All Promissory Notes and Convertible Note are interest-free and payable after the date on which the Company consummates an initial business combination. As of September 30, 2024 and December 31, 2023, $2,237,000 (including $1,100,000 owed to DRIVEiT) and $1,660,000 were outstanding respectively, under all the Promissory Notes and Convertible Notes.

Related Party Loans

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the Initial Stockholders or their affiliates may, but are not obligated to, loan us funds as may be required. If the Company completes an initial Business Combination, it will repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Certain amount of such loans may be converted into private at $10.00 per share at the option of the lender. As of September 30, 2024 and December 31, 2023, the Company had no borrowings under the working capital loans.

Administrative Services Agreement

The Company entered into an agreement, commencing on April 19, 2022 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support. However, pursuant to the terms of such agreement, the Sponsor agreed to defer the payment of such monthly fee. Any such unpaid amount will accrue without interest and be due and payable no later than the date of the consummation of the initial Business Combination. For the three and nine months ended September 30, 2024, the Company incurred $30,000 and $90,000, respectively, in fees for these services. The Company paid $170,000 to the Sponsor on June 24, 2024. As of September 30, 2024 and December 31, 2023, $40,000 and $120,000 were included in accrued expenses in the accompanying balance sheets.

Other

Mr. Michael Lazar who has been an independent director of the board since April 2022, also is the Chief Executive Officer of Empire Filings, LLC, which is engaged by the Company to provide print and filing services. The Company incurred $1,600 and $4,450 for the three and nine months ended September 30, 2024, respectively; and will pay $1,000 per quarter for ongoing compliance filings. On April 26, 2024, Mr. Michael Lazar resigned from his position as a director of the board. Mr. Lazard’s resignation is not as a result of any disagreement with the Company relating to its operations, policies or practices.

On June 28, 2024, Yotta engaged Celine & Partners PLLC (“Celine”) to represent them in connection with their initial business combination. Celine is controlled by Ms. Chen, who is the wife of Mr. Hui Chen, the Company’s CEO and director. Retainer payments totaling $267,000 are payable upon meeting each milestone; the balance of the fees will be paid upon the earlier to occur of 1) the closing of the Merger, 2) termination of the Merger Agreement or 3) the liquidation of the Company. For the three months ended September 30, 2024, The Company incurred $67,000 in legal fees which were included in accrued expenses in the accompanying balance sheets.

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

Business Combination Marketing Agreement

The Company engaged EarlyBirdCapital, Inc. (“EarlyBirdCapital”) pursuant to a Finder’s Engagement Agreement dated November 2, 2023, to assist the Company with introductions to potential target businesses in connection to its initial business combination. Yotta agreed to pay EarlyBirdCapital a fee equal to one percent (1%) of the total consideration, (the total value of all cash, securities or other property paid at the closing or closings) of a transaction between the Company and a target business.

Note 7 — Stockholders’ Deficit

Common Stock — The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. In March 2022, the Sponsor surrendered 1,150,000 shares of common stock without any consideration and in April 2022, the Sponsor declared a dividend, payable in shares of common stock, of two-thirds of one share of common stock for each share of common stock issued and outstanding. As a result of the underwriters’ full exercise of their over-allotment option on April 27, 2022, no Insider Shares are currently subject to forfeiture. As of September 30, 2024 and December 31, 2023, there were 3,218,499 Insider Shares issued and outstanding.

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

If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of a Business Combination. Additionally, in no event will the Company be required to net cash settle the rights. Accordingly, holders of the rights might not receive the shares of common stock underlying the rights. As of September 30, 2024 and December 31, 2023, there were 11,843,500 rights issued and outstanding.

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

Private Warrants — The private warrants have terms and provisions that are identical to those of the warrants being sold as part of the units in this offering except that the private warrants will be entitled to registration rights. The private warrants (including the common stock issuable upon exercise of the private warrants) will not be transferable, assignable or saleable until after the completion of our initial business combination except to permitted transferees. As of September 30, 2024 and December 31, 2023, there were 11,843,500 warrants issued and outstanding.

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on September 30, 2024 and December 31, 2023, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	September 30, 2024	Level 1	Level 2	Level 3
Assets
Marketable securities held in Trust Account	$5,300,199	$5,300,199	$-	$-

	December 31, 2023	Level 1	Level 2	Level 3
Assets
Marketable securities held in Trust Account	$7,921,818	$7,921,818	$-	$-

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Based on the review, as further disclosed in the footnotes and except as disclosed below, management did not any subsequent event requiring disclosure in the consolidated financial statements.

Extension

On October 17, 2024, the Company deposited $18,564.20 into the Trust Account to extend the date by which the Company can complete an initial business combination until November 22, 2024.

Amendment to the Merger Agreement

On October 30, 2024, the Company and DRIVEiT entered into an amendment to the Merger Agreement to change the treatment of the Bridge Financing Notes (as defined in the Merger Agreement) up to an aggregate of $2,950,000 of the Company’s preferred stock upon the consummation of the Business Combination (the “Amendment”). Pursuant to the Amendment, immediately before the closing of the Business Combination, the Bridge Financing Notes shall be converted into DRIVEiT preferred stock and, each share of such DRIVEiT preferred stock issued shall be converted into the right to receive a share of the Company’s preferred stock. Additionally, immediately prior to the closing, the Company agrees that it shall (i) subrogate and replace DRIVEiT as a party to the bridge financing agreements and assume all DRIVEiT’s obligations thereunder to consummate the bridge financing.

Note SPA

On October 30, 2024, the Company and DRIVEiT entered into a Securities Purchase Agreement (the “Note SPA”) with a certain investor, pursuant to which the investor agreed to purchase a 10% Original Issue Discount Convertible Note (the "OID Convertible Note") with an aggregate principal amount of $3.894 million. The OID Convertible Note will be mandatorily converted into shares of a new series of preferred stock of DRIVEiT immediately before the closing of the Business Combination. Upon execution of the Note SPA, the investor purchased the full value of the OID Convertible Note for $2.95 million. Upon the closing of the Business Combination, the preferred stock of DRIVEiT will then be converted into a right to receive an equal number of shares of preferred stock of the Company.

PIPE SPA

On October 30, 2024, the Company and DRIVEiT also entered into a second Securities Purchase Agreement (the “PIPE SPA”) with a certain investor, pursuant to which, upon the terms and subject to the conditions contained therein, the investor is obligated to purchase shares of preferred stock for a purchase price of $8.4 million upon the closing of the Business Combination, and, after the closing of the Business Combination, in nine (9) tranches with each tranche having a purchase price of $5 million. Each purchase of shares of preferred stock under the PIPE SPA is for a number of shares of preferred stock equal to the aggregate purchase price paid by the investor plus a 10% increase, multiplied by 3.25 and divided by the Stated Value (as defined in the PIPE SPA) of the preferred stock.

The conversion of the convertible note and the closing of the purchases of preferred stock pursuant to the PIPE SPA are subject to certain conditions that must be satisfied or waived by the investor, including (i) the investor has entered into a registration rights agreement in a form to be reasonably acceptable to the investor including terms and conditions customary to registration rights agreements of this kind, (ii) the Certificate of Designation designating the series of preferred stock shall have been filed and in full force and effect, (iii) the Class A common stock is listed on a national securities exchange and the Company has obtained stockholder approval of the issuance of the preferred stock in compliance with the rules of such exchange, (iv) the Company shall have reserved a number of shares of Class A common stock equal to 250% of the number of shares of Class A common stock as shall from time to time be sufficient to effect the conversion of all outstanding shares of preferred stock; and (v) the average daily trading volume of the common stock on the principal securities exchange or trading market where such Class A common stock is listed or traded during the ten (10) days prior to such closing shall exceed $4 million.

For a period until the one-year anniversary of the later of (i) the date a registration statement registering the shares of Class A common stock issuable upon conversion of all the shares of preferred stock is declared effective or (ii) the date the Company has obtained stockholder approval approving this transaction, the investor has the right, but not the obligation, to purchase additional shares of preferred stock for an aggregate purchase price of $100 million upon the same terms and conditions as the purchases of preferred stock under the PIPE SPA.

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

On October 24, 2022, the Company, NaturalShrimp Incorporated, a Nevada corporation (“NaturalShrimp”), and Yotta Merger Sub, Inc., a Nevada corporation and wholly-owned subsidiary of the Company, entered into a Merger Agreement (the “NaturalShrimp Merger Agreement”), pursuant to which Yotta Merger Sub, Inc. would merge with and into the NaturalShrimp (the “NaturalShrimp Business Combination”) with the Target as the surviving corporation of the NaturalShrimp Business Combination and becoming a wholly-owned subsidiary of the Company. By a letter dated August 10, 2023 (the “Termination Letter”), the Company informed NaturalShrimp that it was terminating Merger Agreement. The termination of the NaturalShrimp Merger Agreement was due to breaches by NaturalShrimp of its obligations thereunder including, but not limited to, NaturalShrimp’s obligation to share the costs associated with the extension of the deadline by which Yotta must complete an initial business combination. Although the payments were to be shared equally, NaturalShrimp failed to provide its portion despite being notified of its obligation to do so. NaturalShrimp has not responded to the Termination Letter but previously sent a notification that it was terminating the NaturalShrimp Merger Agreement and demanding the payment of a break-up fee. Yotta rejected that purported termination as it does not believe NaturalShrimp has a legal basis under the NaturalShrimp Merger Agreement to terminate it. Moreover, pursuant to Section 10.2(b) of the Merger Agreement, NaturalShrimp was not authorized to terminate the NaturalShrimp Merger Agreement when it was in breach of its terms. The Company also included in the Termination Letter a demand for the $3 million termination fee due to it under the terms of the NaturalShrimp Merger Agreement.

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

On January 7, 2024 and April 19, 2024, the Company issued unsecured convertible promissory notes of up to $540,000 each note to the Sponsor (“Convertible Note 1 and Convertible Note 2”) to cover working capital needs. The holder of the Convertible Note, in its sole discretion, may convert any or all of the unpaid principal under the promissory note into shares of common stock of the Company, at a price of $10.00 per share, upon consummation of the Business Combination. The Company drew down $577,000 and $0 of the Convertible Note 1 and Convertible Note 2, respectively, as of September 30, 2024.

Pursuant to the Merger Agreement, DRIVEiT deposited $1,100,000 into Sponsor’s operating account to repay certain promissory notes owed to the Sponsor.

All eight Promissory Notes and Convertible Note are interest-free and payable after the date on which the Company consummates an initial business combination. As of September 30, 2024 and December 31, 2023, $2,237,000 and $1,660,000 were outstanding respectively, under all the Promissory Notes and Convertible Notes.

On May 7, 2024, Yotta received written notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) stating that Yotta was not in compliance with Nasdaq Listing Rule 5450(b)(2)(C) because the Company had not maintained a minimum Market Value of Publicly Held Securities (of at least $15 million). Yotta was given until November 4, 2024 to regain compliance. On the same date, Yotta received written notice from Nasdaq stating that Yotta was not in compliance with Nasdaq Listing Rule 5450(b) because it had not maintained a minimum 1,100,000 publicly held shares. Yotta was given 45 calendar days to submit a plan to regain compliance. In response to these notices, Yotta applied for a transfer from the Nasdaq Global Market to the Nasdaq Capital Market. On July 1, 2024, Yotta’s application was approved by Nasdaq on the following conditions: (i) Yotta enter into a business combination agreement no later than August 25, 2024, (ii) Yotta file a registration statement on Form S-4 no later than October 12, 2024, and (iii) Yotta demonstrate compliance with the Nasdaq Capital Market’s continued listing standards by November 12, 2024. If Yotta does not comply with any of the conditions, Yotta’s listed securities will be subject to delisting.

On August 20, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among Yotta, Yotta Merger Sub Inc., a Maryland corporation and a wholly-owned subsidiary of Yotta (“Merger Sub”), and DRIVEiT Financial Auto Group, Inc, a Maryland corporation (the “DRIVEiT”). The Merger Agreement provides that, among other things and upon the terms and subject to the conditions thereof, the following transactions will occur, and in accordance with Maryland General Corporation Law. Merger Sub will merge with and into DRIVEiT, the separate corporate existence of Merger Sub will cease, and DRIVEiT will be the surviving corporation and a wholly-owned subsidiary of Yotta. Yotta will be renamed “DRIVEiT Financial Auto Group, Inc.” The Business Combination is expected to be consummated after obtaining the required approval by the stockholders of Yotta and DRIVEiT and the satisfaction of certain other customary closing conditions. Merger Consideration The total consideration to be paid at the Closing of the Business Combination by Yotta to DRIVEiT security holders will be an amount equal to $100,000,000. The Merger Consideration will be payable in shares of common stock, par value $0.0001 per share, of Yotta, valued at $10 per share.

The board of directors of Yotta has unanimously (i) approved and declared advisable the Merger Agreement, the Business Combination and the other transactions contemplated thereby and (ii) resolved to recommend approval of the Merger Agreement and related matters by the stockholders of Yotta.

Pursuant to the Merger Agreement, DRIVEiT deposited $1,100,000 into Sponsor’s operating account to repay indebtedness owed to the Sponsor and $400,000 into the Company’s operating account to cover merger related transaction costs.

On August 22, 2024, the Company held a special meeting of stockholders (the “August Special Meeting”). During the August Special Meeting, stockholders approved an amendment to the Company’s amended and restated certificate of incorporation to extend the date by which the Company has to consummate a business combination from August 22, 2024 to October 22, 2025 on a monthly basis by depositing an amount equal to $0.04 multiplied by the number of shares of common stock sold to the public in the IPO and that remain outstanding after giving effect to the shares that were redeemed in connection with the August Special Meeting. In connection with the stockholders’ vote at the August Special Meeting, an aggregate of 262,231 shares with redemption value of approximately $2,956,393.95 (or $11.27 per share) of the Company’s common stock were tendered for redemption. Yotta subsequently deposited $18,564.20 into the Trust Account per month to extend the date by which the Company can complete an initial business combination until November 22, 2024.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through September 30, 2024 were organizational activities and those necessary to prepare, and consummate, for the IPO and an initial Business Combination. We do not expect to generate any operating revenue until after the completion of our initial Business Combination.

We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended September 30, 2024, we had a net income of $73,893, which consisted of interest income of $93,855 and other income of $400,000, offset by general and administrative expenses of $244,723, franchise tax expense of $7,900, income tax expense of $167,339. For the three months ended September 30, 2023, we had a net income of $866,518, which consisted of interest income of $562,199, and other income of $635,100, offset by general and administrative expenses of $297,823, franchise tax of $(26,137), income tax expense of $59,095.

For the nine months ended September 30, 2024, we had a net income of $265,749, which consisted of interest income of $300,329 and other income of $710,899, offset by general and administrative expenses of $510,336, franchise tax expense of $28,843, and income tax expense of $ 206,300. For the nine months ended September 30, 2023, we had a net income of $1,176,792, which consisted of interest income of $2,607,489, and other income of $635,100, offset by general and administrative expenses of $1,548,552, franchise tax expense of $43,200, income tax expense of $474,045.

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

As of September 30, 2024, we had marketable securities held in the Trust Account of $5,300,199. Interest income on the balance in the Trust Account may be used by us to pay taxes. We did not withdraw interest earned on the Trust Account to pay our taxes during the three months period. We intend to use substantially all of the funds held in the Trust Account, to acquire a target business and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect a Business Combination, the remaining funds held in the Trust Account will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of September 30, 2024, the Company had cash of $404,404 outside the Trust Account and a working capital deficit of $ (3,978,534). On September 22, 2023, the Company’s stockholders approved an amendment to the Company’s amended and restated certificate of incorporation to permit an extension to as late as August 22, 2024 without depositing any additional funds to the trust account. On each of April 21, 2023, May 19, 2023, June 20, 2023, July 21, 2023 and August 21, 2023, the Company made a deposit of $120,000 to the Trust Account and extended the time to complete a Business Combination to September 22, 2023. On September 22, 2023, the Company’s stockholders approved an amendment to the Company’s amended and restated certificate of incorporation to permit an extension to August 22, 2024 without depositing any additional funds to the Trust Account. On August 22, 2024, the Company’s stockholders approved an amendment to the Company’s amended and restated certificate of incorporation to extend the date by which the Company has to consummate a business combination from August 22, 2024 to October 22, 2025 on a monthly basis by depositing $18,564.20 per month into the Trust Account. It is uncertain that the Company will be able to consummate a Business Combination by the extended date (or October 22, 2025 if the Sponsor elects to extend the consummation deadline). Moreover, the Company may need to obtain additional financing either to complete its Business Combination or because it becomes obligated to redeem a significant number of public shares upon consummation of its Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. If a Business Combination is not consummated by October 22, 2025, there will be a mandatory liquidation and subsequent dissolution.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by October 22, 2025, then the Company will cease all operations except for the purpose of liquidating. The date for liquidation and subsequent dissolution as well as liquidity concerns raise substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non- financial assets.

Contractual Obligations

Business Combination Marketing Agreement

The Company engaged EarlyBirdCapital, Inc. (“EarlyBirdCapital”) pursuant to a Finder’s Engagement Agreement dated November 2, 2023, to assist Yotta with introductions to potential target businesses in connection to its initial business combination. Yotta agreed to pay EarlyBirdCapital a fee equal to one percent (1%) of the total consideration, (the total value of all cash, securities or other property paid at the closing or closings) of a transaction between Yotta and a target business.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended September 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective. Management has identified the following material weaknesses which were previously disclosed in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, are not yet remediated. Management continues to devote significant planning and execution efforts toward remediation these material weaknesses:

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

Changes in Internal Control Over Financial Reporting

Other than the changes intended to remediate the material weakness as discussed above and in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2023, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the fiscal quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On August 22, 2024, the Company held a special meeting of stockholders (the “August Special Meeting”). During the August Special Meeting, stockholders approved an amendment to the Company’s amended and restated certificate of incorporation to extend the date by which the Company has to consummate a business combination from August 22, 2024 to October 22, 2025 on a monthly basis by depositing an amount equal to $0.04 multiplied by the number of shares of common stock sold to the public in the IPO and that remain outstanding after giving effect to the shares that were redeemed in connection with the August Special Meeting. In connection with the stockholders’ vote at the August Special Meeting, an aggregate of 262,231 shares with redemption value of approximately $2,956,393.95 (or $11.27 per share) of the Company’s common stock were tendered for redemption.

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

YOTTA ACQUISITION CORPORATION

Date: November 14, 2024	By:	/s/ Hui Chen
	Name:	Hui Chen
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2024	By:	/s/ Robert L. Labbe
	Name:	Robert L. Labbe
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)