Form 10-K
period 2024-12-31
Yotta Acquisition Corp
filed 2025-03-31
CIK 1907730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

At June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $7.96 million.

As of March 31, 2025, there were 3,682,604 shares of the registrant’s common stock, $0.0001 par value, issued and outstanding.

Auditor Firm ID: PCAOB ID # 688 Auditor Name: Marcum LLP. Auditor Location: Morristown, NJ

DOCUMENTS INCORPORATED BY REFERENCE

None.

YOTTA ACQUISITION CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2024

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

Recent Developments

On April 26, 2024, Mr. Michael Lazar resigned from his position as a director of the board. Mr. Lazar’s resignation is not as a result of any disagreement with the Company relating to its operations, policies or practices. Qi Gong was appointed to serve as a member of our board of directors on April 26, 2024.

Nasdaq Notice

On January 10, 2024, the Company received a written notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) stating that the Company is not in compliance with Nasdaq Listing Rule 5450(b)(2) (the “Rule”) because the Company has not maintained a minimum Market Value of Listed Securities of at least $50 million. The Notice has no immediate effect on the listing or trading of the Company’s listed securities. The Company has 180 calendar days from the date of the Notice, or until July 8, 2024, to regain compliance. Alternatively, the Company may consider applying for a transfer to the Nasdaq Capital Market.

On May 7, 2024, Yotta received written notice from the Listing Qualifications Department of Nasdaq stating that Yotta was not in compliance with Nasdaq Listing Rule 5450(b)(2)(C) because the Company had not maintained a minimum Market Value of Publicly Held Securities (of at least $15 million). Yotta was given until November 4, 2024 to regain compliance. On the same date, Yotta received written notice from Nasdaq stating that Yotta was not in compliance with Nasdaq Listing Rule 5450(b) because it had not maintained a minimum 1,100,000 publicly held shares. Yotta was given 45 calendar days to submit a plan to regain compliance. In response to these notices, Yotta applied for a transfer from the Nasdaq Global Market to the Nasdaq Capital Market. On July 1, 2024, Yotta’s application was approved by Nasdaq on the following conditions: (i) Yotta enter into a business combination agreement no later than August 25, 2024, (ii) Yotta file a registration statement on Form S-4 no later than October 12, 2024, and (iii) Yotta demonstrate compliance with the Nasdaq Capital Market’s continued listing standards by November 12, 2024. If Yotta does not comply with any of the conditions, Yotta’s listed securities will be subject to delisting. The Company has not received any additional notifications from Nasdaq.

DRIVEiT Financial Auto Group, Inc. Merger

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

Pursuant to the Merger Agreement, DRIVEiT deposited $1,100,000 into Sponsor’s operating account to repay indebtedness owed to the Sponsor and $400,000 into the Company’s operating account to cover merger related transaction costs. The Company issued a convertible promissory note in the amount of $1,100,000 to DRIVEiT on August 12, 2024 and recorded $400,000 as other income for the year ended December 31, 2024.

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

Note SPA

On October 30, 2024, the Company and DRIVEiT entered into a Securities Purchase Agreement (the “Note SPA”) with a certain investor, pursuant to which the investor agreed to purchase a 10% Original Issue Discount Convertible Note (the “OID Convertible Note”) with an aggregate principal amount of $3.894 million. The OID Convertible Note will be mandatorily converted into shares of a new series of preferred stock of DRIVEiT immediately before the closing of the Business Combination. Upon execution of the Note SPA, the investor purchased the full value of the OID Convertible Note for $2.95 million. Upon the closing of the Business Combination, the preferred stock of DRIVEiT will then be converted into a right to receive an equal number of shares of preferred stock of the Company.

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

Extension of Time Period to Complete a Business Combination

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

On August 22, 2024, the Company held a special meeting of stockholders (the “August Special Meeting”). During the August Special Meeting, stockholders approved an amendment to the Company’s amended and restated certificate of incorporation to extend the date by which the Company has to consummate a business combination from August 22, 2024 to October 22, 2025 on a monthly basis by depositing an amount equal to $0.04 multiplied by the number of shares of common stock sold to the public in the IPO and that remain outstanding after giving effect to the shares that were redeemed in connection with the August Special Meeting. In connection with the stockholders’ vote at the August Special Meeting, an aggregate of 262,231 shares with redemption value of approximately $2,956,394 (or $11.27 per share) of the Company’s common stock were tendered for redemption. Yotta subsequently deposited $18,564.20 into the Trust Account per month (the “Monthly Deposit”) to extend the date by which the Company can complete an initial business combination until April 22, 2025. On March 21, 2025, the Company’s Trust Account received an additional deposit of $55,692.60 from an affiliate of DRIVEiT, along with the Monthly Deposit for April 2025, extending the date by which the Company can complete the initial business combination until July 22, 2025.

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

We will be required by the Sarbanes-Oxley Act to have our internal control over financial reporting audited for the fiscal year ending December 31, 2024. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of their internal control over financial reporting. The development of the internal control over financial reporting of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such initial business combination.

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

Holders of Record

As of December 31, 2024, there were eight holders of record of our common stock, with two active, two holders of record of our units, one holder of record of our separately traded warrants, and one holder of record of our separately traded rights. The number of record holders was determined from the records of our transfer agent.

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

Recent Developments

On April 26, 2024, Mr. Michael Lazar resigned from his position as a director of the board. Mr. Lazar’s resignation is not as a result of any disagreement with the Company relating to its operations, policies or practices. Qi Gong was appointed to serve as a member of our board of directors on April 26, 2024.

Nasdaq Notice

On January 10, 2024, the Company received a written notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) stating that the Company is not in compliance with Nasdaq Listing Rule 5450(b)(2) (the “Rule”) because the Company has not maintained a minimum Market Value of Listed Securities of at least $50 million. The Notice has no immediate effect on the listing or trading of the Company’s listed securities. The Company has 180 calendar days from the date of the Notice, or until July 8, 2024, to regain compliance. Alternatively, the Company may consider applying for a transfer to the Nasdaq Capital Market.

On May 7, 2024, Yotta received written notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) stating that Yotta was not in compliance with Nasdaq Listing Rule 5450(b)(2)(C) because the Company had not maintained a minimum Market Value of Publicly Held Securities (of at least $15 million). Yotta was given until November 4, 2024 to regain compliance. On the same date, Yotta received written notice from Nasdaq stating that Yotta was not in compliance with Nasdaq Listing Rule 5450(b) because it had not maintained a minimum 1,100,000 publicly held shares. Yotta was given 45 calendar days to submit a plan to regain compliance. In response to these notices, Yotta applied for a transfer from the Nasdaq Global Market to the Nasdaq Capital Market. On July 1, 2024, Yotta’s application was approved by Nasdaq on the following conditions: (i) Yotta enter into a business combination agreement no later than August 25, 2024, (ii) Yotta file a registration statement on Form S-4 no later than October 12, 2024, and (iii) Yotta demonstrate compliance with the Nasdaq Capital Market’s continued listing standards by November 12, 2024. If Yotta does not comply with any of the conditions, Yotta’s listed securities will be subject to delisting. The Company has not received any additional notifications from Nasdaq.

DRIVEiT Financial Auto Group, Inc. Merger

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

Pursuant to the Merger Agreement, DRIVEiT deposited $1,100,000 into Sponsor’s operating account to repay indebtedness owed to the Sponsor and $400,000 into the Company’s operating account to cover merger related transaction costs. The Company issued a convertible promissory note in the amount of $1,100,000 to DRIVEiT on August 12, 2024 and recorded $400,000 as other income for the year ended December 31, 2024.

On August 22, 2024, the Company held a special meeting of stockholders (the “August Special Meeting”). During the August Special Meeting, stockholders approved an amendment to the Company’s amended and restated certificate of incorporation to extend the date by which the Company has to consummate a business combination from August 22, 2024 to October 22, 2025 on a monthly basis by depositing an amount equal to $0.04 multiplied by the number of shares of common stock sold to the public in the IPO and that remain outstanding after giving effect to the shares that were redeemed in connection with the August Special Meeting. In connection with the stockholders’ vote at the August Special Meeting, an aggregate of 262,231 shares with redemption value of approximately $2,956,394 (or $11.27 per share) of the Company’s common stock were tendered for redemption. Yotta subsequently deposited $18,564.20 into the Trust Account per month (the “Monthly Deposit”) to extend the date by which the Company can complete an initial business combination until April 22, 2025. On March 21, 2025, the Company’s Trust Account received an additional deposit of $55,692.60 from an affiliate of DRIVEiT, along with the Monthly Deposit for April 2025, extending the date by which the Company can complete the initial business combination until July 22, 2025.

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

Note SPA

On October 30, 2024, the Company and DRIVEiT entered into a Securities Purchase Agreement (the “Note SPA”) with a certain investor, pursuant to which the investor agreed to purchase a 10% Original Issue Discount Convertible Note (the “OID Convertible Note”) with an aggregate principal amount of $3.894 million. The OID Convertible Note will be mandatorily converted into shares of a new series of preferred stock of DRIVEiT immediately before the closing of the Business Combination. Upon execution of the Note SPA, the investor purchased the full value of the OID Convertible Note for $2.95 million. Upon the closing of the Business Combination, the preferred stock of DRIVEiT will then be converted into a right to receive an equal number of shares of preferred stock of the Company.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through December 31, 2024 were organizational activities and those necessary to prepare, and consummate, for the IPO and an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination.

We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the year ended December 31, 2024, we had a net income of $180,036, which consisted of interest income of $364,159, and other income of $710,899, offset by general and administrative expenses of $625,842, franchise tax expense of $36,543, and income tax expense of $232,637. For the year ended December 31, 2023, we had a net income of $1,429,419, which consisted of interest income of $2,788,029, and other income of $635,100, offset by general and administrative expenses of $1,499,150, franchise tax expense of $43,600, and income tax expense of $450,960.

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

As of December 31, 2024, we had marketable securities held in the Trust Account of $5,417,489. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through December 31, 2024, we did not withdraw interest earned on the Trust Account to pay our taxes. We intend to use substantially all of the funds held in the Trust Account, to acquire a target business and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect a Business Combination, the remaining funds held in the Trust Account will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of December 31, 2024, the Company had cash of $194,779 outside the Trust Account and a working capital deficit of $4,310,282. On September 22, 2023, the Company’s stockholders approved an amendment to the Company’s amended and restated certificate of incorporation to permit an extension to as late as August 22, 2024 without depositing any additional funds to the trust account. On each of April 21, 2023, May 19, 2023, June 20, 2023, July 21, 2023 and August 21, 2023, the Company made a deposit of $120,000 to the Trust Account and extended the time to complete a Business Combination to September 22, 2023. On September 22, 2023, the Company’s stockholders approved an amendment to the Company’s amended and restated certificate of incorporation to permit an extension to August 22, 2024 without depositing any additional funds to the Trust Account. On August 22, 2024, the Company’s stockholders approved an amendment to the Company’s amended and restated certificate of incorporation to extend the date by which the Company has to consummate a business combination from August 22, 2024 to October 22, 2025 on a monthly basis by depositing approximately $18,564 per month into the Trust Account. Yotta subsequently deposited $18,564.20 into the Trust Account per month (the “Monthly Deposit”) to extend the date by which the Company can complete an initial business combination until April 22, 2025. On March 21, 2025, the Company made an additional deposit of $55,692.60 from an affiliate of DRIVEiT, along with the Monthly Deposit for April 2025, extending the date by which the Company can complete the initial business combination until July 22, 2025. It is uncertain that the Company will be able to consummate a Business Combination by the extended date (or October 22, 2025 if the Sponsor elects to extend the consummation deadline). Moreover, the Company may need to obtain additional financing either to complete its Business Combination or because it becomes obligated to redeem a significant number of public shares upon consummation of its Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. If a Business Combination is not consummated by October 22, 2025, there will be a mandatory liquidation and subsequent dissolution.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non- financial assets.

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

Business Combination Marketing Agreement

The Company engaged EarlyBirdCapital, Inc. (“EarlyBirdCapital”) pursuant to a Finder’s Engagement Agreement dated November 2, 2023, to assist the Company with introductions to potential target businesses in connection to its initial business combination. Yotta agreed to pay EarlyBirdCapital a fee equal to one percent (1%) of the total consideration (the total value of all cash, securities or other property paid at the closing or closings) of a transaction between the Company and a target business.

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

Note SPA

On October 30, 2024, the Company and DRIVEiT entered into a Securities Purchase Agreement (the “Note SPA”) with a certain investor, pursuant to which the investor agreed to purchase a 10% Original Issue Discount Convertible Note (the “OID Convertible Note”) with an aggregate principal amount of $3.894 million. The OID Convertible Note will be mandatorily converted into shares of a new series of preferred stock of DRIVEiT immediately before the closing of the Business Combination. Upon execution of the Note SPA, the investor purchased the full value of the OID Convertible Note for $2.95 million. Upon the closing of the Business Combination, the preferred stock of DRIVEiT will then be converted into a right to receive an equal number of shares of preferred stock of the Company.

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

Recent accounting pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07, which is applicable to entities with a single reportable segment, will primarily require enhanced disclosures about significant segment expenses and enhanced disclosures in interim periods. The guidance in ASU 2023-07 will be applied retrospectively and is effective for annual reporting periods in fiscal years beginning after December 15, 2023 and interim reporting periods in fiscal years beginning after December 31, 2024, with early adoption permitted. The Company adopted this guidance as of December 31, 2024. The adoption resulted in disclosure changes only.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer. They concluded that our disclosure controls and procedures were not effective as of December 31, 2024. Management has identified the following material weaknesses some of which were previously disclosed in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, are not yet remediated. Management continues to devote significant planning and execution efforts toward remediation these material weaknesses:

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

Changes in Internal Control over Financial Reporting

Except for the remediation measures in connection with the material weakness described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers as of the date of this annual report.

Name	Age	Position
Hui Chen	53	Chief Executive Officer and Director
Robert L. Labbe	65	Chief Financial Officer and Director
Brandon Miller	62	Independent Director
Daniel M. McCabe	75	Independent Director
Qi Gong	63	Independent Director

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

Qi Gong has been serving as one of our independent directors since April 26, 2024. Ms. Gong has enjoyed a diverse career in both China and the United States across various domains. In March 2024, Ms. Gong founded the American Wall Street Listed Group Inc., a consulting company, and has been serving as its Chief Executive Officer since such time. Ms. Gong was also the founder and has been serving as the Chief Executive Officer for American Information Technology Inc., an information technology consulting company, since September 2022. She was also the founder and has been serving as the Chief Executive Officer for U.S. China Health Products Inc., a marketing consulting company, since December 2021. In addition, Ms. Gong founded the U.S.-China Service Inc., a wealth management consulting company, in July 2018 and has been serving as its Chief Executive Officer since such time. She has been serving as a member of the board of directors of Quetta Acquisition Corporation (Nasdaq: QUTA) since April 2024

Director Independence

Nasdaq requires that a majority of our board must be composed of “independent directors.” Currently, Brandon Miller, Daniel M. McCabe, and Qi Gong would each be considered an “independent director” under the Nasdaq listing rules, which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

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

Audit Committee

Under the Nasdaq listing standards and applicable SEC rules, we are required to have three members of the audit committee all of whom must be independent. We have established an audit committee of the board of directors, which consists of Brandon Miller, Daniel M. McCabe, and Qi Gong, each of whom is an independent director under Nasdaq’s listing standards. Brandon Miller is the Chairperson of the audit committee. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

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

Nominating Committee

We have established a nominating committee of the board of directors, which consists of Brandon Miller, Daniel M. McCabe, and Qi Gong, each of whom is an independent director under Nasdaq’s listing standards. Qi Gong is the Chairperson of the nominating committee. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, stockholders, investment bankers and others.

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

Compensation Committee

We have established a compensation committee of the board of directors, which consists of Brandon Miller, Daniel M. McCabe, and Qi Gong, each of whom is an independent director under Nasdaq’s listing standards. Daniel M. McCabe is the Chairperson of the compensation committee. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

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

Conflicts of Interest

Investors should be aware of the following potential conflicts of interest:

●	None of our officers and directors is required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating their time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to our company as well as the other entities with which they are affiliated. Our officers and directors may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our Chief Executive Officer and three of our independent director have conflicts of interest with respect to evaluating a particular business combination because they have fiduciary and contractual duties to Quetta, Black Hawk and Quartzsea Acquisition Corporation, although Quetta has executed a definitive merger agreement with a target company in connection with its initial business combinations.

●	Unless we consummate our initial business combination, our officers, directors and insiders will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount of available proceeds not deposited in the trust account and the amount of interest income from the trust account that may be released to us as working capital.

●	The insider shares beneficially owned by our officers and directors will be released from escrow only if our initial business combination is successfully completed. Additionally, if we are unable to complete an initial business combination within the required time frame, our officers and directors will not be entitled to receive any amounts held in the trust account with respect to any of their insider shares or private units. Furthermore, our insiders (and/or their designees) have agreed that the private units will not be sold or transferred by them until after we have completed our initial business combination. For the foregoing reasons, our board may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effect our initial business combination.

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

The following table summarizes the current pre-existing fiduciary or contractual obligations of our officers and directors:

Name of Individual	Name of Affiliated Company	Entity’s Business	Affiliation
Hui Chen	Law Offices of Hui Chen & Associates, PC	Law Firm	Partner
	Hofstra University	Education	Adjunct Professor
	Quetta Acquisition Corporation	Special Purpose Acquisition Corporation	CEO and Director

Robert L. Labbe	MCAP Realty Advisors, LLC	Real Estate Advisory Services
	Quetta Acquisition Corporation	Special Purpose Acquisition Corporation	CFO and Director

Brandon Miller	Aspect Property Management LLC	Real Estate	Partner
	Quetta Acquisition Corporation	Special Purpose Acquisition Corporation	Director

	Black Hawk Acquisition Corporation	Special Purpose Acquisition Corporation	Director

Daniel M. McCabe	Daniel M. McCabe, LLC	Law Firm	Partner
	1200 Summer Street Association	Real Estate	Managing Partner
	Quetta Acquisition Corporation	Special Purpose Acquisition Corporation	Director

	Black Hawk Acquisition Corporation Quartzsea Acquisition Corporation	Special Purpose Acquisition Corporation Special Purpose Acquisition Corporation	Director Director

Qi Gong	Quetta Acquisition Corporation American Wall Street Listed Group Inc. American Information Technology Inc. U.S. China Health Products Inc. U.S.-China Service Inc. Quartzsea Acquisition Corporation

Special Purpose Acquisition Company
Consulting Company
Information Technology Consulting Company
Marketing Consulting Company
Wealth Management Consulting Company

Special Purpose Acquisition Corporation

Independent Director Chief Executive Officer Chief Executive Officer Chief Executive Officer Chief Executive Officer Chief Executive Officer, Chief Financial Officer and Director

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

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that, during 2024, our directors, executive officers, and ten percent stockholders complied with all Section 16(a) filing requirements.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) each person who is known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares, (ii) each of our officers and directors, and (iii) all of our officers and directors as a group as of March 31, 2025.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record of beneficial ownership of any ordinary shares issuable upon exercise of the warrants or conversion of rights, as the warrants are not exercisable within 60 days of March 31, 2025 and the rights are not convertible within 60 days of March 31, 2025.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Approximate Percentage of Outstanding Common Stock
Hui Chen(2)	3,201,833	86.94%
Robert Labbe	6,667	*
Brandon Miller	3,333	*
Qi Gong	-	*
Daniel McCabe	3,333	*
All current directors and executive officers as a group (five individuals)	3,215,166	87.30%
Five Percent Holders of Yotta
Yotta Investment LLC(2)	3,201,833	86.94%

*	less than 1%.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Yotta Acquisition Corporation, 1185 Avenue of the Americas, Suite 301, New York, NY 10036.
(2)	Yotta Investment LLC, a Delaware limited liability company, our sponsor, is controlled by Ms. Chen, who is the wife of Mr. Hui Chen, our CEO and director.

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

Mr. Michael Lazar was previously an independent director of the board and also is the Chief Executive Officer of Empire Filings, LLC, which is engaged by the Company to provide print and filing services. The Company incurred $29,359 and $18,050 for the year ended December 31, 2023 and 2022, respectively, and will pay $1,000 per quarter for ongoing compliance filings. On April 26, 2024, Mr. Michael Lazar resigned from his position as a director of the board. Mr. Lazar’s resignation is not as a result of any disagreement with the Company relating to its operations, policies or practices.

On June 28, 2024, Yotta engaged Celine & Partners PLLC (“Celine”) to represent them in connection with their initial business combination. Celine is controlled by Ms. Chen, who is the wife of Mr. Hui Chen, the Company’s CEO and director. Retainer payments totaling $267,000 are payable upon meeting each milestone; the balance of the fees will be paid upon the earlier to occur of 1) the closing of the Merger, 2) termination of the Merger Agreement or 3) the liquidation of the Company. For the year ended December 31, 2024, The Company incurred $142,000 in legal fees, of which $75,000 were included in accrued expenses in the accompanying balance sheets.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Public Accounting Fees

During the year ended December 31, 2024, Marcum LLP, has acted as our principal independent registered public accounting firm. The following is a summary of fees paid or to be paid to Marcum LLP for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum LLP in connection with regulatory filings. The aggregate fees of Marcum LLP for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the fiscal years ended December 31, 2024 and 2023 totaled $150,790 and $182,825, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the fiscal years ended December 31, 2024 and 2023, we did not pay Marcum LLP for audit-related fees.

Tax Fees. We did not pay Marcum LLP for tax return services, planning and tax advice for the fiscal years ended December 31, 2024 and 2023.

All Other Fees. We did not pay Marcum LLP for any other services for the fiscal years ended December 31, 2024 and 2023.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements:

(1)	The financial statements required to be included in this Annual Report on Form 10-K are included in Item 8 therein.

(2)	All supplemental schedules have been omitted since the information is either included in the financial statements or the notes thereto or they are not required or are not applicable.

(3)	See attached Exhibit Index of this Annual Report on Form 10-K

(b) Exhibits

Exhibit No.	Description
1.1	Underwriting Agreement, dated April 19, 2022, by and between the Company and Chardan Capital Markets, LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 22, 2022)
2.1	Merger Agreement, dated August 20, 2024 by and among Yotta Acquisition Corporation, DRIVEiT Financial Auto Group, Inc, and Yotta Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 22, 2024)
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 22, 2022)
3.2	Bylaws (incorporated by reference to Exhibit 3.4 to Amendment No. 2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on April 11, 2022)
3.3	Amendment to the Amended and Restated Certificate of Incorporation dated April 19, 2023 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 20, 2023)
3.4	Amendment No. 3 to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 26, 2024)
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on April 11, 2022)
4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on April 11, 2022)
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to Amendment No. 2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on April 11, 2022)
4.4	Warrant Agreement, dated April 19, 2022, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2022)
4.5	Rights Agreement, dated April 19, 2022, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2022)
10.1	Letter Agreements by each of the Company’s officers and directors (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 22, 2022)
10.2	Form of Letter Agreements by Yotta Investment LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 22, 2022)
10.3	Investment Management Trust Agreement, dated April 19, 2022, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 22, 2022)
10.4	Amendment to the Investment Management Trust Agreement between YOTA and Continental Stock Transfer & Trust Company dated August 22, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 26, 2024)
10.5	Stock Escrow Agreement, dated April 19, 2022, by and among the Company, Continental Stock Transfer & Trust Company and the initial stockholders of the Company (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 22, 2022)
10.6	Registration Rights Agreement, dated April 19, 2022, by and among the Company, the initial stockholders of the Company and Chardan Capital Markets, LLC (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 22, 2022)
10.7	Subscription Agreement, dated April 19, 2022, by and between the Company and Yotta Investment LLC (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 22, 2022)
10.8	Form of Indemnity Agreement by and between the Company and each of the directors and officers of the Company (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 22, 2022)

10.9	Administrative Services Agreement, dated April 19, 2022, by and between the Company and Yotta Investment LLC (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 22, 2022)
10.10	Yotta Acquisition Corporation Stockholder Support Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 22, 2024)
10.11	Promissory Note issued to Yotta Investment LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on January 26, 2023)
10.12	Promissory Note issued to Yotta Investment LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 14, 2023)
10.13	Promissory Note issued to Yotta Investment LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 27, 2023)
10.14	Promissory Note issued to Yotta Investment LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on May 17, 2023)
10.15	Promissory Note issued to Yotta Investment LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on June 21, 2023)
10.16	Promissory Note issued to Yotta Investment LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on July 24, 2023)
14	Code of Ethics (incorporated by reference to Exhibit 14 to Amendment No. 2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on April 11, 2022)
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14(a) under the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14(a) under the Securities and Exchange Act of 1934, as amended., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Clawback Policy
99.1	Form of Audit Committee Charter (incorporated by reference to Exhibit 99.1 to Amendment No. 2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on April 11, 2022)
99.2	Form of Nominating Committee Charter (incorporated by reference to Exhibit 99.2 to Amendment No. 2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on April 11, 2022)
99.3	Form of Compensation Committee Charter (incorporated by reference to Exhibit 99.3 to Amendment No. 2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on April 11, 2022)
101	The following materials from the Yotta Acquisition Corp Annual Report on Form 10-K for the year ended December 31, 2024 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes In Stockholders’ Deficit, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.
104	The cover page from the Yotta Acquisition Corp Annual Report on Form 10-K for the year ended December 31, 2024 formatted in Inline XBRL (included with Exhibit 101).

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YOTTA ACQUISITION CORPORATION

Dated: March 31, 2025	By:	/s/ Hui Chen
	Name:	Hui Chen
	Title:	Chief Executive Officer (Principal Executive Officer)

YOTTA ACQUISITION CORPORATION

Dated: March 31, 2025	By:	/s/ Robert L. Labbe
	Name:	Robert L. Labbe
	Title:	Chief Financial Officer (Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Hui Chen	Chief Executive Officer (Principal executive officer) and Director	March 31, 2025
Hui Chen

/s/ Robert L. Labbe	Chief Financial Officer and Director	March 31, 2025
Robert L. Labbe

/s/ Brandon Miller	Independent Director	March 31, 2025
Brandon Miller

/s/ Daniel M. McCabe	Independent Director	March 31, 2025
Daniel M. McCabe

/s/ Qi Gong	Independent Director	March 31, 2025
Qi Gong

YOTTA ACQUISITION CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Yotta Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Yotta Acquisition Corporation (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the two years in the periods ended December 31, 2024 and 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the periods ended December 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of completing a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities on or before October 22, 2025 There is no assurance that the Company will obtain the necessary approvals or raise the additional capital it needs to fund its business operations and complete any business combination prior to October 22, 2025, if at all. The Company also has no approved plan in place to extend the business combination deadline beyond October 22, 2025 and lacks the capital resources needed to fund operations and complete any business combination, even if the deadline to complete a business combination is extended to a later date. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

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

Morristown, NJ

March 31, 2025

YOTTA ACQUISITION CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023
Assets
Current Assets
Cash	$194,779	$652,395
Prepaid expenses	22,450	-
Total Current Assets	217,229	652,395

Investments held in Trust Account	5,417,489	7,921,818
Total Assets	$5,634,718	$8,574,213

Liabilities, Redeemable Common Stock, and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$866,828	$1,256,576
Franchise tax payable	36,421	43,600
Income tax payable	148,939	450,960
Excise tax payable	1,279,513	1,121,204
Promissory notes - related party	1,137,000	1,660,000
Promissory note - DRIVEiT (target company)	1,100,000	-
Total Current Liabilities	4,568,701	4,532,340

Deferred underwriting fee payable	4,025,000	4,025,000
Total Liabilities	8,593,701	8,557,340

Commitments and Contingencies (Note 6)
Common stock subject to possible redemption, 464,105 shares and 726,336 shares at redemption value of $11.67 and $10.91 per share as of December 31, 2024 and 2023, respectively	5,417,489	7,921,818

Stockholders’ Deficit
Common stock, $0.0001 par value; 50,000,000 shares authorized; 3,218,499 shares issued and outstanding (excluding 464,105 shares and 726,336 shares subject to possible redemption as of December 31, 2024 and 2023, respectively)	321	321
Accumulated deficit	(8,376,793)	(7,905,266)
Total Stockholders’ Deficit	(8,376,472)	(7,904,945)
Total Liabilities, Redeemable Common Stock, and Stockholders’ Deficit	$5,634,718	$8,574,213

The accompanying notes are an integral part of these consolidated financial statements.

YOTTA ACQUISITION CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2024	2023
General and administrative expenses	$667,032	$1,499,150
Franchise tax expenses	36,543	43,600
Loss from operations	(703,575)	(1,542,750)
Interest income	364,159	2,788,029
Other income	710,899	635,100
Income before income taxes	371,483	1,880,379
Income taxes provision	(232,637)	(450,960)
Net income	$138,846	$1,429,419

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	635,343	5,379,201

Basic and diluted net income per share, common stock subject to possible redemption	$0.04	$0.17

Basic and diluted weighted average shares outstanding, common stock	3,218,499	3,218,499

Basic and diluted net income per share, common stock	$0.04	$0.17

The accompanying notes are an integral part of these consolidated financial statements.

YOTTA ACQUISITION CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Year Ended December 31, 2024

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2024	3,218,499	$321	$-	$(7,905,266)	$(7,904,945)
Remeasurement of common stock to redemption value	-	-	-	(359,243)	(359,243)
Term extension fees deposited into the Trust Account	-	-	-	(92,821)	(92,821)
Excise tax imposed on common stock redemptions	-	-	-	(158,309)	(158,309)
Net income	-	-	-	138,846	138,846
Balance as of December 31, 2024	3,218,499	$321	$-	$(8,376,793)	$(8,376,472)

For the Year Ended December 31, 2023

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	3,218,499	$321	$-	$(4,822,763)	$(4,822,442)
Remeasurement of common stock to redemption value	-	-	-	(3,390,718)	(3,390,718)
Capital contribution made by Sponsor related to the stockholder non-redemption agreements	-	-	446,735	-	446,735
Cost of raising capital related to the stockholder non-redemption agreements	-	-	(446,735)	-	(446,735)
Excise tax imposed on common stock redemptions	-	-	-	(1,121,204)	(1,121,204)
Net income	-	-	-	1,429,419	1,429,419
Balance as of December 31, 2023	3,218,499	$321	$-	$(7,905,266)	$(7,904,945)

The accompanying notes are an integral part of these consolidated financial statements.

YOTTA ACQUISITION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2024	2023
Cash Flows from Operating Activities:
Net income	$138,846	$1,429,419
Adjustments to reconcile net cash used in operating activities:
Interest earned on investment held in Trust Account	(359,243)	(2,781,123)
Changes in operating assets and liabilities:
Prepaid expenses	(22,450)	84,486
Other receivable	-	10,850
Accounts payable and accrued expenses	(389,748)	624,045
Income tax payable	(302,021)	141,029
Franchise tax payable	(7,179)	(142,580)
Net cash used in operating activities	(941,795)	(633,874)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(92,821)	(1,750,100)
Cash withdrawn from Trust Account to pay taxes	-	1,140,505
Cash withdrawn from Trust Account to pay redeemed public stockholders	2,956,393	112,120,361
Net cash provided by investing activities	2,863,572	111,510,766

Cash Flows from Financing Activities:
Payment to redeemed public stockholders	(2,956,393)	(112,120,361)
Proceeds from promissory note- related party	577,000	1,660,000
Net cash used in financing activities	(2,379,393)	(110,460,361)

Net change in cash	(457,616)	416,531
Cash, beginning of the year	652,395	235,864
Cash, end of the year	$194,779	$652,395

Supplemental Disclosure of Non-cash Financing Activities
Remeasurement of common stock to redemption value	$452,064	$3,390,718
Franchise and income taxes paid	$578,380	$475,048
Excise tax payable	$158,309	$1,121,204
Proceeds from promissory note - DRIVEiT	$1,100,000	$-
Repayment of promissory note to related party	$(1,100,000)	$-

The accompanying notes are an integral part of these consolidated financial statements.

YOTTA ACQUISITION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations

Organization and General

Yotta Acquisition Corporation (the “Company” or “Yotta”) is a blank check company incorporated as a Delaware corporation on March 8, 2021. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (“Business Combination”). The Company intends to focus on target businesses in and around the high technology, blockchain and other general business industries globally.

As of December 31, 2024, the Company had not commenced any operations. All activities through December 31, 2024 are related to the Company’s formation and the initial public offering (“IPO” as described below in Note 3) and, subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

On August 22, 2024, the Company held a special meeting of stockholders (the “August Special Meeting”). During the August Special Meeting, stockholders approved an amendment to the Company’s amended and restated certificate of incorporation to extend the date by which the Company has to consummate a business combination from August 22, 2024 to October 22, 2025 on a monthly basis by depositing an amount equal to $0.04 multiplied by the number of shares of common stock sold to the public in the IPO and that remain outstanding after giving effect to the shares that were redeemed in connection with the August Special Meeting. In connection with the stockholders’ vote at the August Special Meeting, an aggregate of 262,231 shares with redemption value of approximately $2,956,394 (or $11.27 per share) of the Company’s common stock were tendered for redemption. Yotta subsequently deposited $18,564.20 into the Trust Account per month (the “Monthly Deposit”) to extend the date by which the Company can complete an initial business combination until April 22, 2025. On March 21, 2025, the Company’s Trust Account received an additional deposit of $55,692.60 from an affiliate of DRIVEiT, along with the Monthly Deposit for April 2025, extending the date by which the Company can complete the initial business combination until July 22, 2025.

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

Note SPA

On October 30, 2024, the Company and DRIVEiT entered into a Securities Purchase Agreement (the “Note SPA”) with a certain investor, pursuant to which the investor agreed to purchase a 10% Original Issue Discount Convertible Note (the “OID Convertible Note”) with an aggregate principal amount of $3.894 million. The OID Convertible Note will be mandatorily converted into shares of a new series of preferred stock of DRIVEiT immediately before the closing of the Business Combination. Upon execution of the Note SPA, the investor purchased the full value of the OID Convertible Note for $2.95 million. Upon the closing of the Business Combination, the preferred stock of DRIVEiT will then be converted into a right to receive an equal number of shares of preferred stock of the Company.

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

Nasdaq Notice

On January 10, 2024, the Company received a written notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) stating that the Company is not in compliance with Nasdaq Listing Rule 5450(b)(2) (the “Rule”) because the Company has not maintained a minimum Market Value of Listed Securities of at least $50 million. The Notice has no immediate effect on the listing or trading of the Company’s listed securities. The Company has 180 calendar days from the date of the Notice, or until July 8, 2024, to regain compliance. Alternatively, the Company may consider applying for a transfer to the Nasdaq Capital Market.

On May 7, 2024, Yotta received written notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) stating that Yotta was not in compliance with Nasdaq Listing Rule 5450(b)(2)(C) because the Company had not maintained a minimum Market Value of Publicly Held Securities (of at least $15 million). Yotta was given until November 4, 2024 to regain compliance. On the same date, Yotta received written notice from Nasdaq stating that Yotta was not in compliance with Nasdaq Listing Rule 5450(b) because it had not maintained a minimum 1,100,000 publicly held shares. Yotta was given 45 calendar days to submit a plan to regain compliance. In response to these notices, Yotta applied for a transfer from the Nasdaq Global Market to the Nasdaq Capital Market. On July 1, 2024, Yotta’s application was approved by Nasdaq on the following conditions: (i) Yotta enter into a business combination agreement no later than August 25, 2024, (ii) Yotta file a registration statement on Form S-4 no later than October 12, 2024, and (iii) Yotta demonstrate compliance with the Nasdaq Capital Market’s continued listing standards by November 12, 2024. If Yotta does not comply with any of the conditions, Yotta’s listed securities will be subject to delisting. The Company has not received any additional notifications from Nasdaq.

Liquidity and Going Concern Consideration

As of December 31, 2024, the Company had cash of $194,779 and a working capital deficit of $4,351,472. On August 22, 2024, the Company’s stockholders approved an amendment to the Company’s amended and restated certificate of incorporation to extend the date by which the Company has to consummate a business combination from August 22, 2024 to October 22, 2025 on a monthly basis by depositing $18,564.20 per month into the Trust Account. It is uncertain that the Company will be able to consummate a Business Combination by the extended date (or October 22, 2025 if the Sponsor elects to extend the consummation deadline). Moreover, the Company may need to obtain additional financing either to complete its Business Combination or because it becomes obligated to redeem a significant number of public shares upon consummation of its Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. If a Business Combination is not consummated by October 22, 2025, there will be a mandatory liquidation and subsequent dissolution.

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

Risks and Uncertainties

In February 2022, an armed conflict escalated between Russia and Ukraine. Separately, in October 2023, Israel and Hamas began an armed conflict.

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

The IR Act tax provisions had an impact on the Company’s fiscal 2024 and 2023 tax provisions as there were redemptions by the public stockholders in April 2023, September 2023 and August 2024; as a result, the Company recorded total excise tax liability $1,279,513 (including estimated penalties and interest of $128,745) and $1,121,204 as of December 31, 2024 and 2023, respectively. During the second quarter 2024, the Internal Revenue Service issued final regulations with respect to the timing and payment of the Excise Tax. Pursuant to those regulations, the Company would need to file a return and remit payment for any liability incurred during the period from January 1, 2023 to December 31, 2023 on or before October 31, 2024. As of December 31, 2024, the Company has not filed its 2024 and 2023 excise tax returns and remitted excise tax payments. The Company is currently evaluating its options with respect to payment of this obligation. If the Company is unable to pay its obligation in full, it will be subject to additional interest and penalties which are currently estimated at 8% interest per annum and a 5% underpayment penalty per month or portion of a month up to 25% of the total liability for any amount that is unpaid from November 1, 2024 until paid in full.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $194,779 and $652,395 in cash as of December 31, 2024 and 2023, respectively. The Company did not have any cash equivalents for both fiscal years.

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

The Company’s Insider Shares were granted to certain independent directors subject to a performance condition, namely the occurrence of a Business Combination. This performance condition is considered in determining the grant date fair value of these instruments using Monte Carlo simulation. Compensation expense related to the Insider Shares is recognized only when the performance condition is probable of occurrence, or more specifically when a Business Combination is consummated. Therefore, no stock-based compensation expense has been recognized for the year ended December 31, 2024 and 2023. The estimated fair value of the 16,666 shares granted to the Company’s directors was $123,900, or $7.38 per share at January 28, 2022.

Other Income

The Company received $400,000 from DRIVEiT on August 12, 2024 to cover merger related transaction costs pursuant to the Merger Agreement. Since there is no obligation for Yotta to repay the $400,000 upon termination of the Merger Agreement, the Company recorded $400,000 as other income for the year ended December 31, 2024.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits and incomes taxes as income tax expense. There were no unrecognized tax benefits and $14,550 were accrued for interest and penalties related to unpaid income taxes as of December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income Per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The Company’s consolidated statements of operations for subsequent periods will include a presentation of income per redeemable share and income per non-redeemable share following the two-class method of income per share. Net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture by the Initial Stockholders. At December 31, 2024 and 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net income per share is the same as basic net income per share for the period presented.

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

The net income per share presented in the statement of operations is based on the following:

	For the Year Ended December 31, 2024		For the Year Ended December 31, 2023
	Redeemable shares	Non-redeemable shares	Redeemable shares	Non-redeemable shares
Basic and diluted net income per share:
Numerators:
Allocation of net income	$22,890	$115,956	$894,324	$535,095

Denominators:
Basic and diluted weighted average shares outstanding	635,343	3,218,499	5,379,201	3,218,499
Basic and diluted net income per share	$0.04	$0.04	$0.17	$0.17

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, shares of common stock subject to possible redemption are presented at redemption value of $11.67 and $10.91 per share, as of December 31, 2024 and 2023, respectively, as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of shares of redeemable common stock are affected by charges against additional paid in capital or accumulated deficit if additional paid-in capital is zero.

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

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07, which is applicable to entities with a single reportable segment, will primarily require enhanced disclosures about significant segment expenses and enhanced disclosures in interim periods. The guidance in ASU 2023-07 will be applied retrospectively and is effective for annual reporting periods in fiscal years beginning after December 15, 2023 and interim reporting periods in fiscal years beginning after December 31, 2024, with early adoption permitted. The Company adopted this guidance as of December 31, 2024. The adoption resulted in disclosure changes only.

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

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

As of December 31, 2024 and 2023, the shares of common stock reflected on the balance sheets are reconciled in the following table.

Common stock subject to possible redemption- December 31, 2022	116,651,461
Accretion of carrying value to redemption value	4,531,223
Cash withdrawn from Trust Account to pay franchise and income taxes	(1,140,505)
Payment to redeemed public stockholders	(112,120,361)
Common stock subject to possible redemption – December 31, 2023	$7,921,818
Accretion of carrying value to redemption value	452,064
Payment to redeemed public stockholders	(2,956,393)
Common stock subject to possible redemption – December 31, 2024	$5,417,489

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

On March 7, 2022, the Sponsor surrendered 1,150,000 shares of common stock without any consideration. On April 5, 2022, the Sponsor declared a dividend, payable in shares of common stock, of two-thirds of one share of common stock for each share of common stock issued and outstanding. As a result of the underwriters’ full exercise of their over-allotment option on April 27, 2022, no Insider Shares are currently subject to forfeiture. As of December 31, 2024 and 2023, there were 3,218,499 Insider Shares issued and outstanding.

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

All Promissory Notes are interest-free and payable after the date on which the Company consummates an initial business combination. As of December 31, 2024 and 2023, $2,237,000 (including $1,100,000 owed to DRIVEiT) and $1,660,000 were outstanding respectively, under all the Promissory Notes.

Related Party Loans

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the Initial Stockholders or their affiliates may, but are not obligated to, loan us funds as may be required. If the Company completes an initial Business Combination, it will repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Certain amount of such loans may be converted into private at $10.00 per share at the option of the lender. As of December 31, 2024 and 2023, the Company had no borrowings under the working capital loans.

Administrative Services Agreement

The Company entered into an agreement, commencing on April 19, 2022 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support. However, pursuant to the terms of such agreement, the Sponsor agreed to defer the payment of such monthly fee. Any such unpaid amount will accrue without interest and be due and payable no later than the date of the consummation of initial Business Combination. For the year ended December 31, 2024 and 2023, the Company incurred $120,000 and $120,000, respectively, in fees for these services, of which $70,000 and $120,000 were included in accrued expenses in the accompanying balance sheets as of December 31, 2024 and 2023, respectively.

Other

Mr. Michael Lazar who has been an independent director of the board since April 2022, also is the Chief Executive Officer of Empire Filings, LLC, which is engaged by the Company to provide print and filing services. On April 26, 2024, Mr. Michael Lazar resigned from his position as a director of the board. His resignation is not as a result of any disagreement with the Company relating to its operations, policies or practices.

On June 28, 2024, Yotta engaged Celine & Partners PLLC (“Celine”) to represent them in connection with their initial business combination. Celine is controlled by Ms. Chen, who is the wife of Mr. Hui Chen, the Company’s CEO and director. Retainer payments totaling $267,000 are payable upon meeting each milestone; the balance of the fees will be paid upon the earlier to occur of 1) the closing of the Merger, 2) termination of the Merger Agreement or 3) the liquidation of the Company. For the year ended December 31, 2024, The Company incurred $142,000 in legal fees, of which $75,000 were included in accrued expenses in the accompanying balance sheets.

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

Business Combination Marketing Agreement

The Company engaged EarlyBirdCapital, Inc. (“EarlyBirdCapital”) pursuant to a Finder’s Engagement Agreement dated November 2, 2023, to assist the Company with introductions to potential target businesses in connection to its initial business combination. Yotta agreed to pay EarlyBirdCapital a fee equal to one percent (1%) of the total consideration (the total value of all cash, securities or other property paid at the closing or closings) of a transaction between the Company and a target business.

Note 7 — Stockholders’ Deficit

Common Stock — The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. In March 2022, the Sponsor surrendered 1,150,000 shares of common stock without any consideration and in April 2022, the Sponsor declared a dividend, payable in shares of common stock, of two-thirds of one share of common stock for each share of common stock issued and outstanding. As a result of the underwriters’ full exercise of their over-allotment option on April 27, 2022, no Insider Shares are currently subject to forfeiture. As of December 31, 2024 and 2023, there were 3,218,499 Insider Shares issued and outstanding.

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

If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of a Business Combination. Additionally, in no event will the Company be required to net cash settle the rights. Accordingly, holders of the rights might not receive the shares of common stock underlying the rights. As of December 31, 2024 and 2023, there were 11,843,500 rights issued and outstanding.

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

Private Warrants — The private warrants have terms and provisions that are identical to those of the warrants being sold as part of the units in this offering except that the private warrants will be entitled to registration rights. The private warrants (including the common stock issuable upon exercise of the private warrants) will not be transferable, assignable or saleable until after the completion of our initial business combination except to permitted transferees. As of December 31, 2024 and 2023, there were 11,843,500 warrants issued and outstanding.

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on December 31, 2024 and 2023, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	December 31, 2024	Level 1	Level 2	Level 3
Assets
Marketable securities held in Trust Account	$5,417,489	$5,417,489	$-	$-

	December 31, 2023	Level 1	Level 2	Level 3
Assets
Marketable securities held in Trust Account	$7,921,818	$7,921,818	$-	$-

Note 9 — Income Taxes

The Company’s net deferred tax assets are as follows:

	December 31,
	2024	2023
Deferred tax asset
Net operating loss carryforward	$-	$-
Startup/Organization Expenses	217,481	121,654
Total deferred tax asset	217,481	121,654
Valuation allowance	(217,481)	(121,654)
Deferred tax asset, net of allowance	$-	$-

The income tax provision consists of the following:

	For the Year Ended
	December 31,
	2024	2023
Federal
Current	$218,087	$450,960
Deferred	(105,321)	(56,079)
State
Current	$-	$-
Deferred	-	-
Interest and penalties	14,550	-
Change in valuation allowance	105,321	56,079
Income tax provision	$232,637	$450,960

A reconciliation of the Company’s statutory income tax rate to the Company’s effective income tax rate is as follows (in thousands):

	For the Year Ended December 31,
	2024	2023
Income at U.S. statutory rate	21.00%	21.00%
State taxes, net of federal benefit	0.00%	0.00%
Transaction costs	9.36%	0.00%
Interest and penalties	3.92%	0.00%
Change in valuation allowance	28.35%	2.98%
Effective income tax rate	62.63%	23.98%

As of December 31, 2024 and 2023, the Company did not have any U.S. federal and state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. The change in the valuation allowance was $105,321 and $56,079 for the year ended December 31, 2024 and 2023, respectively.

The provisions for U.S. federal and state income taxes were $232,637 and $450,960 for the year ended December 31, 2024 and 2023, respectively. The Company’s tax returns for the years ended December 31, 2024, 2023, 2022 and 2021 remain open and subject to examination.

Note 10 — Segment Information

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker has been identified as the Chief Executive Officer (“CODM”), who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2024	2023
Operating and formation costs	$625,842	$1,499,150
Interest earned on investments held in Trust Account	$359,243	$2,781,123

The key measures of segment profit or loss reviewed by our CODM are interest earned on investments held in Trust Account and operating and formation costs. The CODM reviews interest earned on investments held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. Operating and formation costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the business combination period. The CODM also reviews operating and formation costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

Note 11 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Based on the review, as further disclosed in the footnotes and except as disclosed below, management did not identify any subsequent event requiring disclosure in the consolidated financial statements.

In January 2025, February 2025 and March 2025, Yotta deposited $18,564.20 into the Trust Account per month (the “Monthly Deposit”) to extend the date by which the Company can complete an initial business combination until April 22, 2025. On March 21, 2025, the Company received $74,016 from an affiliate of DRIVEiT to be used for extension fees. On March 24, 2025, the Company’s Trust Account received an additional deposit of $55,692.60, along with the Monthly Deposit for April 2025, extending the date by which the Company can complete the initial business combination until July 22, 2025.