Form 10-Q
period 2025-03-31
Yotta Acquisition Corp
filed 2025-05-20
CIK 1907730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 19, 2025, there were 3,682,604 shares of the registrant’s common stock, $0.0001 par value, issued and outstanding.

YOTTA ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

YOTTA ACQUISITION CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(Unaudited)	(Audited)
Assets
Current Assets
Cash	$73,434	$194,779
Prepaid expenses	4,081	22,450
Total Current Assets	77,515	217,229

Investments held in Trust Account	5,585,178	5,417,489
Total Assets	$5,662,693	$5,634,718

Liabilities, Redeemable Common Stock, and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$765,053	$721,828
Accrued expenses – related party	345,000	145,000
Due to DRIVEiT (target company)	74,016	-
Franchise tax payable	44,121	36,421
Income tax payable	159,292	148,939
Excise tax payable	1,476,819	1,279,513
Promissory notes - related party	1,137,000	1,137,000
Promissory note - DRIVEiT (target company)	1,100,000	1,100,000
Total Current Liabilities	5,101,301	4,568,701

Deferred underwriting fee payable	4,025,000	4,025,000
Total Liabilities	9,126,301	8,593,701

Commitments and Contingencies (Note 6)
Common stock subject to possible redemption, 464,105 shares at redemption value of $12.03 and $11.67 per share as of March 31, 2025 and December 31, 2024, respectively	5,585,178	5,417,489

Stockholders’ Deficit
Common stock, $0.0001 par value; 50,000,000 shares authorized; 3,218,499 shares issued and outstanding (excluding 464,105 shares subject to possible redemption)	321	321
Accumulated deficit	(9,049,107)	(8,376,793)
Total Stockholders’ Deficit	(9,048,786)	(8,376,472)
Total Liabilities, Redeemable Common Stock, and Stockholders’ Deficit	$5,662,693	$5,634,718

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

YOTTA ACQUISITION CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2025	2024
General and administrative expenses	$346,266	$114,435
Franchise tax expense	7,700	10,372
Loss from operations	(353,966)	(124,807)
Interest income	57,000	102,594
Loss before income taxes	(296,966)	(22,213)
Income taxes provision	(10,353)	(19,367)
Net loss	$(307,319)	$(41,580)

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	464,105	726,336

Basic and diluted net loss per share, common stock subject to possible redemption	$(0.08)	$(0.01)

Basic and diluted weighted average shares outstanding, common stock	3,218,499	3,218,499

Basic and diluted net loss per share, common stock	$(0.08)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

YOTTA ACQUISITION CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ DEFICIT

For the Three Months Ended March 31, 2025

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2025	3,218,499	$321	$-	$(8,376,793)	$(8,376,472)
Remeasurement of common stock to redemption value	-	-	-	(56,305)	(56,305)
Term extension fees deposited into the Trust Account	-	-	-	(111,384)	(111,384)
Estimated interest and penalties on outstanding excise tax imposed on common stock redemptions	-	-	-	(197,306)	(197,306)
Net loss	-	-	-	(307,319)	(307,319)
Balance as of March 31, 2025	3,218,499	$321	$-	$(9,049,107)	$(9,048,786)

For the Three Months Ended March 31, 2024

	Common Stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	capital	deficit	deficit
Balance as of January 1, 2024	3,218,499	$321	$-	$(7,905,266)	$(7,904,945)
Remeasurement of common stock to redemption value	-	-	-	(102,444)	(102,444)
Net loss	-	-	-	(41,580)	(41,580)
Balance as of March 31, 2024	3,218,499	$321	$-	$(8,049,290)	$(8,048,969)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

YOTTA ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(307,319)	$(41,580)
Adjustments to reconcile net (loss) income to cash used in operating activities:
Interest earned on investment held in Trust Account	(56,305)	(102,444)
Changes in operating assets and liabilities:
Prepaid expenses	18,369	(78,577)
Accounts payable and accrued expenses	243,225	(11,653)
Income tax payable	10,353	(515,291)
Franchise tax payable	7,700	(33,350)
Net cash used in operating activities	(83,977)	(782,895)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(111,384)	-
Net cash used in investing activities	(111,384)	-

Cash Flows from Financing Activities:
Proceeds from promissory note- related party	-	215,000
Term extension fees paid by target company	74,016	-
Net cash provided by financing activities	74,016	215,000

Net change in cash	(121,345)	(567,895)
Cash, beginning of the period	194,779	652,395
Cash, end of the period	$73,434	$84,500

Supplemental Disclosure of Non-cash Financing Activities
Remeasurement of common stock to redemption value	$167,689	$102,444
Excise tax payable	$197,306	$-

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

As of March 31, 2025, the Company had not commenced any operations. All activities through March 31, 2025 are related to the Company’s formation and the initial public offering (“IPO” as described below in Note 3) and, subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Transaction costs amounted to $6,764,402, consisting of $2,300,000 of underwriting fees, $4,025,000 of deferred underwriting fees (payable only upon completion of a Business Combination) and $439,402 of other offering costs.

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

On August 22, 2024, the Company held a special meeting of stockholders (the “August Special Meeting”). During the August Special Meeting, stockholders approved an amendment to the Company’s amended and restated certificate of incorporation to extend the date by which the Company has to consummate a business combination from August 22, 2024 to October 22, 2025 on a monthly basis by depositing an amount equal to $0.04 multiplied by the number of shares of common stock sold to the public in the IPO and that remain outstanding after giving effect to the shares that were redeemed in connection with the August Special Meeting. In connection with the stockholders’ vote at the August Special Meeting, an aggregate of 262,231 shares with redemption value of approximately $2,956,394 (or $11.27 per share) of the Company’s common stock were tendered for redemption. Yotta subsequently deposited approximately $18,564 into the Trust Account per month (the “Monthly Deposit”) to extend the date by which the Company can complete an initial business combination until April 22, 2025. On March 21, 2025, the Company’s Trust Account received an additional deposit of approximately $55,693 from an affiliate of DRIVEiT, along with the Monthly Deposit for April 2025, extending the date by which the Company can complete the initial business combination until July 22, 2025.

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

Note SPA

On October 30, 2024, the Company and DRIVEiT entered into a Securities Purchase Agreement (the “Note SPA”) with a certain investor, pursuant to which the investor agreed to purchase a 10% Original Issue Discount Convertible Note (the “OID Convertible Note”) with an aggregate principal amount of $3.894 million. The OID Convertible Note will be mandatorily converted into shares of a new series of preferred stock of DRIVEiT at a conversion price equal to the Stated Value of such Preferred Stock ($50,000 per share) divided by 3.25. Consequently, immediately before the Business Combination, the Convertible Notes will convert into 254 shares of Series A Preferred Stock of the Company. Upon execution of the Note SPA, the investor purchased the full value of the OID Convertible Note for $2.95 million. Upon the closing of the Business Combination, the preferred stock of DRIVEiT will then be converted into a right to receive an equal number of shares of preferred stock of the Company.

PIPE SPA

On October 30, 2024, the Company and DRIVEiT also entered into a second Securities Purchase Agreement (the “PIPE SPA”) with a certain investor, pursuant to which, upon the terms and subject to the conditions contained therein, the investor is obligated to purchase shares of preferred stock for a purchase price of $8.4 million upon the closing of the Business Combination, and, after the closing of the Business Combination, in nine (9) tranches with each tranche having a purchase price of $5 million. Each purchase of shares of preferred stock under the PIPE SPA is for a number of shares of preferred stock equal to the aggregate purchase price paid by the investor plus a 10% increase, multiplied by 3.25 and divided by the Stated Value (as defined in the PIPE SPA) of the preferred stock. Each share of Series A Preferred Stock is convertible into shares of New DRIVEiT Common Stock. Consequently, immediately upon Business Combination the Company will issue 601 shares of Series A Preferred Stock as consideration for the initial investment of $8.4 million, and 358 shares of Series A Preferred Stock upon every subsequent tranche.

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

On April 21, 2025, Yotta received a letter from the Nasdaq stating that (i) the Staff has determined that the Company’s securities will be delisted from the Nasdaq Stock Market; (ii) trading of the Company’s Common Stock, Units, Rights, and Warrants will be suspended at the opening of business on April 28, 2025; and (iii) a Form 25-NSE will be filed with the SEC, which will remove the Company’s securities from listing and registration on the Nasdaq Stock Market. Pursuant to Nasdaq Listing Rule IM-5101-2, a special purpose acquisition company must complete one or more business combinations within 36 months of the effectiveness of its IPO registration statement. Since the Company failed to complete its initial business combination by April 19, 2025, the Company did not comply with IM-5101-2, and its securities are now subject to delisting. Additionally, the Company has not paid certain fees required by Listing Rule 5250(f). Pursuant to Listing Rule 5810(d)(2), this deficiency serves as an additional and separate basis for delisting.

The Company will not appeal Nasdaq’s determination to delist the Company’s securities and accordingly, the Company’s securities were suspended from trading on Nasdaq at the opening of business on April 28, 2025. The Company’s securities are currently quoted on the OTC Pink Tier market under the same ticker symbols. The Company is working diligently to complete a business combination as soon as practicable.

The Company will remain a reporting entity under the Securities Exchange Act of 1934, as amended, with respect to continued disclosure of financial and operational information.

Liquidity and Going Concern Consideration

As of March 31, 2025, the Company had cash of $73,434 and a working capital deficit of $5,023,786. On August 22, 2024, the Company’s stockholders approved an amendment to the Company’s amended and restated certificate of incorporation to extend the date by which the Company has to consummate a business combination from August 22, 2024 to October 22, 2025 on a monthly basis by depositing approximately $18,564 per month into the Trust Account. It is uncertain that the Company will be able to consummate a Business Combination by the extended date (or October 22, 2025 if the Sponsor elects to extend the consummation deadline). Moreover, the Company may need to obtain additional financing either to complete its Business Combination or because it becomes obligated to redeem a significant number of public shares upon consummation of its Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. If a Business Combination is not consummated by October 22, 2025, there will be a mandatory liquidation and subsequent dissolution.

The Company expects to continue to incur significant professional costs to remain a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. The Company may need to obtain additional financing either to complete its Business Combination or because it becomes obligated to redeem a significant number of public shares upon consummation of its Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of our Business Combination. If the Company is unable to complete its Business Combination because it does not have sufficient funds available, it will be forced to cease operations and liquidate the Trust Account. In addition, following the Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

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

Risks and Uncertainties

Various social and political circumstances in the U.S. and around the world (including tariffs, rising trade tensions between the U.S. and China, and other uncertainties regarding actual and potential shifts in the U.S. and foreign, trade, economic and other policies with other countries), may contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide.

As a result of these circumstances and the ongoing Russia/Ukraine, Hamas/Israel conflicts and/or other future global conflicts, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The IR Act tax provisions had an impact on the Company’s first quarter ending March 31, 2025 and fiscal year 2024 tax provisions as there were redemptions by the public stockholders in April 2023, September 2023 and August 2024; as a result, the Company recorded total excise tax liability of $1,476,819 and $1,279,513 as of March 31, 2025 and December 31, 2024, respectively, including estimated penalties and interest of $197,306 for the first quarter of March 2025 and $128,745 for the fiscal year 2024.

During the second quarter of 2024, the Internal Revenue Service issued final regulations with respect to the timing and payment of the Excise Tax. Pursuant to those regulations, the Company would need to file a return and remit payment for any liability incurred during the period from January 1, 2023 to December 31, 2023 on or before October 31, 2024. If the Company is unable to pay its obligation in full, it will be subject to additional interest and penalties which are currently estimated at 8% interest per annum and a 5% of failure to file penalty per month and 0.5% failure to pay penalty per month or portion of a month up to 25% of the total liability for any amount that is unpaid from November 1, 2024 until paid in full. The Company is currently evaluating its options with respect to payment of this obligation. As of March 31, 2025, the Company has not filed its 2024 and 2023 excise tax returns and remitted excise tax payments, as such the Company recorded an estimated penalty and interest of $197,306 for the three months ended March 31, 2025.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC, and include all normal and recurring adjustments that management of the Company considers necessary for a fair presentation of its financial position and operation results. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or any future period. These financial statements should be read in conjunction with the Company’s 2024 Annual Report on Form 10-K as filed with the SEC on March 31, 2025.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $73,434 and $194,779 in cash and did not have any cash equivalents as of March 31, 2025 and December 31, 2024, respectively.

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

The Company’s Insider Shares were granted to certain independent directors subject to a performance condition, namely the occurrence of a Business Combination. This performance condition is considered in determining the grant date fair value of these instruments using Monte Carlo simulation. Compensation expense related to the Insider Shares is recognized only when the performance condition is probable of occurrence, or more specifically when a Business Combination is consummated. Therefore, no stock-based compensation expense has been recognized for the three months ended on March 31, 2025 and 2023. The estimated fair value of the 16,666 shares granted to the Company’s directors was $123,900, or $7.38 per share at January 28, 2022.

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

The Company’s effective tax rate was (3.49%) and (87.19%) for the three months ended March 31, 2025 and 2024, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2025 and 2024, due to impact of transaction costs and change in valuation of deferred tax assets.

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income and associated income tax provision based on actual results through March 31, 2025.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Loss Per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The Company’s unaudited condensed consolidated statements of operations for subsequent periods will include a presentation of income per redeemable share and income per non-redeemable share following the two-class method of income per share. Net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture by the Initial Stockholders. At March 31, 2025 and December 31, 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net income per share is the same as basic net income per share for the period presented.

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

The net loss per share presented in the consolidated statement of operations is based on the following:

	For the Three Months Ended March 31, 2025		For the Three Months Ended March 31, 2024
	Redeemable shares	Non-redeemable shares	Redeemable shares	Non-redeemable shares
Basic and diluted net loss per share:
Numerators:
Allocation of net loss	$(38,730)	$(268,589)	$(7,656)	$(33,924)

Denominators:
Basic and diluted weighted average shares outstanding	464,105	3,218,499	726,336	3,218,499
Basic and diluted net loss per share	$(0.08)	$(0.08)	$(0.01)	$(0.01)

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, shares of common stock subject to possible redemption are presented at redemption value of $12.03 and $11.67 per share, as of March 31, 2025 and December 31, 2024, respectively, as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of shares of redeemable common stock are affected by charges against additional paid in capital or accumulated deficit if additional paid-in capital is zero.

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

Recent Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosure” (“ASU 2023-09”). ASU 2023-09 mostly requires, on an annual basis, disclosure of specific categories in an entity’s effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. The incremental disclosures may be presented on a prospective or retrospective basis. The ASU is effective for fiscal years beginning after December 15, 2024 with early adoption permitted. The Company adopted this guidance as of March 31, 2025 and there was no significant impact.

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

As of March 31, 2025 and December 31, 2024, the shares of common stock reflected on the balance sheets are reconciled in the following table.

Common stock subject to possible redemption – December 31, 2023	$7,921,818
Accretion of carrying value to redemption value	452,064
Payment to redeemed public stockholders	(2,956,393)
Common stock subject to possible redemption – December 31, 2024	$5,417,489
Accretion of carrying value to redemption value	167,689
Common stock subject to possible redemption – March 31, 2025	$5,585,178

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

On March 7, 2022, the Sponsor surrendered 1,150,000 shares of common stock without any consideration. On April 5, 2022, the Sponsor declared a dividend, payable in shares of common stock, of two-thirds of one share of common stock for each share of common stock issued and outstanding. As a result of the underwriters’ full exercise of their over-allotment option on April 27, 2022, no Insider Shares are currently subject to forfeiture. As of March 31, 2025 and December 31, 2023, there were 3,218,499 Insider Shares issued and outstanding.

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

All Promissory Notes are interest-free and payable after the date on which the Company consummates an initial business combination. As of March 31, 2025 and December 31, 2024, $2,237,000 (including $1,100,000 owed to DRIVEiT) were outstanding under all the Promissory Notes.

Related Party Loans

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the Initial Stockholders or their affiliates may, but are not obligated to, loan us funds as may be required. If the Company completes an initial Business Combination, it will repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Certain amount of such loans may be converted into private at $10.00 per share at the option of the lender. As of March 31, 2025 and December 31, 2023, the Company had no borrowings under the working capital loans.

Administrative Services Agreement

The Company entered into an agreement, commencing on April 19, 2022 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support. However, pursuant to the terms of such agreement, the Sponsor agreed to defer the payment of such monthly fee. Any such unpaid amount will accrue without interest and be due and payable no later than the date of the consummation of initial Business Combination. For the three months ended March 31, 2025 and 2024, the Company incurred $30,000 and $30,000, respectively, in fees for these services, of which $70,000 and $70,000 were included in accrued expenses– related party in the accompanying balance sheets (see reclassification of accrued expense below) as of March 31, 2025 and December 31, 2024, respectively.

Other

On June 28, 2024, Yotta engaged Celine & Partners PLLC (“Celine”) to represent them in connection with their initial business combination. Celine is controlled by Mr. Hui Chen, the Company’s CEO and director, who is the husband of Ms. Chen Chen, who controls the Sponsor. Retainer payments totaling $267,000 are payable upon meeting each milestone; the balance of the fees will be paid upon the earlier to occur of 1) the closing of the Merger, 2) termination of the Merger Agreement or 3) the liquidation of the Company. For the three months ended March 31, 2025 and 2024, the Company incurred approximately $200,000 and $0 in legal fees, of which $275,000 and $0 were included in accrued expenses in the accompanying unaudited condensed consolidated balance sheets, respectively.

Reclassification of Accrued Expenses

During the quarter ended March 31, 2025, the Company reclassified a total of $145,000. consisted of administrative fees of $70,000 and legal fees of $75,000 which were outstanding as of December 31, 2024, from the accounts payable and accrued expenses account to a new account, accrued expenses – related party.

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

Note 7 — Stockholders’ Deficit

Common Stock — The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. In March 2022, the Sponsor surrendered 1,150,000 shares of common stock without any consideration and in April 2022, the Sponsor declared a dividend, payable in shares of common stock, of two-thirds of one share of common stock for each share of common stock issued and outstanding. As a result of the underwriters’ full exercise of their over-allotment option on April 27, 2022, no Insider Shares are currently subject to forfeiture. As of March 31, 2025 and December 31, 2024, there were 3,218,499 Insider Shares issued and outstanding.

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

If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of a Business Combination. Additionally, in no event will the Company be required to net cash settle the rights. Accordingly, holders of the rights might not receive the shares of common stock underlying the rights. As of March 31, 2025 and December 31, 2024, there were 11,843,500 rights issued and outstanding.

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

Private Warrants — The private warrants have terms and provisions that are identical to those of the warrants being sold as part of the units in this offering except that the private warrants will be entitled to registration rights. The private warrants (including the common stock issuable upon exercise of the private warrants) will not be transferable, assignable or saleable until after the completion of our initial business combination except to permitted transferees. As of March 31, 2025 and December 31, 2024, there were 11,843,500 warrants issued and outstanding.

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on March 31, 2025 and December 31, 2024, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31, 2025	Level 1	Level 2	Level 3
Assets
Marketable securities held in Trust Account	$5,585,178	$5,585,178	$-	$-

	December 31, 2024	Level 1	Level 2	Level 3
Assets
Marketable securities held in Trust Account	$5,417,489	$5,417,489	$-	$-

Note 9 — Segment Information

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

The Company’s chief operating decision maker has been identified as the Chief Executive Officer (“CODM”), who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews key metrics, which include the following:

	For the Three Months Ended March 31
	2025	2024
General and administrative expenses	$346,266	$114,435
Interest earned on investments held in Trust Account	$56,305	$102,444

The key measures of segment profit or loss reviewed by the CODM are general and administrative expenses and interest earned on investments held in Trust Account. General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the business combination period. The CODM also reviews general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Interest earned on investments held in Trust Account are reviewed to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued. Based on the review, as further disclosed in the footnotes and except as disclosed below, management did not identify any subsequent event requiring disclosure in the unaudited condensed consolidated financial statements.

Nasdaq Delisting

On April 21, 2025, Yotta Acquisition Corporation, a Delaware corporation (the “Company”), received a letter from the Listing Qualifications Department of the Nasdaq Stock Market LLC (“Nasdaq”) stating that (i) the Staff has determined that the Company’s securities will be delisted from the Nasdaq Stock Market; (ii) trading of the Company’s Common Stock, Units, Rights, and Warrants will be suspended at the opening of business on April 28, 2025; and (iii) a Form 25-NSE will be filed with the Securities and Exchange Commission (the “SEC”), which will remove the Company’s securities from listing and registration on the Nasdaq Stock Market. Pursuant to Nasdaq Listing Rule IM-5101-2, a special purpose acquisition company must complete one or more business combinations within 36 months of the effectiveness of its IPO registration statement. Since the Company failed to complete its initial business combination by April 19, 2025, the Company did not comply with IM-5101-2, and its securities are now subject to delisting.

Additionally, the Company has not paid certain fees required by Listing Rule 5250(f). Pursuant to Listing Rule 5810(d)(2), this deficiency serves as an additional and separate basis for delisting.

The Company will not appeal Nasdaq’s determination to delist the Company’s securities and accordingly, the Company’s securities were suspended from trading on Nasdaq at the opening of business on April 28, 2025. The Company’s securities are currently quoted on the OTC Pink Tier market under the same ticker symbols. The Company is working diligently to complete a business combination as soon as practicable.

The Company will remain a reporting entity under the Securities Exchange Act of 1934, as amended, with respect to continued disclosure of financial and operational information.

Change of Board Members

On April 29, 2025, the Company reported the death of Brandon Miller, a member of the Company’s board of directors (the “Board”). On the same day, the Board appointed Qi Gong, a current member of the Board, to serve as Chairperson of the Audit Committee. The Board also appointed Ping Zhang as a member of the Board, including committee positions on the Audit Committee, the Compensation Committee, and the Nominating Committee, to fill the vacancy created by Mr. Miller’s death.

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

Recent Developments

On April 29, 2025, the Company reported the death of Brandon Miller, a member of the Company’s board of directors (the “Board”). On the same day, the Board appointed Qi Gong, a current member of the Board, to serve as Chairperson of the Audit Committee. The Board also appointed Ping Zhang as a member of the Board, including committee positions on the Audit Committee, the Compensation Committee, and the Nominating Committee, to fill the vacancy created by Mr. Miller’s death.

Nasdaq Delisting

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

On April 21, 2025, the Company received a letter from the Listing Qualifications Department of the Nasdaq Stock Market LLC stating that (i) the Staff has determined that the Company’s securities will be delisted from the Nasdaq Stock Market; (ii) trading of the Company’s Common Stock, Units, Rights, and Warrants will be suspended at the opening of business on April 28, 2025; and (iii) a Form 25-NSE will be filed with the SEC, which will remove the Company’s securities from listing and registration on the Nasdaq Stock Market. Pursuant to Nasdaq Listing Rule IM-5101-2, a special purpose acquisition company must complete one or more business combinations within 36 months of the effectiveness of its IPO registration statement. Since the Company failed to complete its initial business combination by April 19, 2025, the Company did not comply with IM-5101-2, and its securities are now subject to delisting.

Additionally, the Company has not paid certain fees required by Listing Rule 5250(f). Pursuant to Listing Rule 5810(d)(2), this deficiency serves as an additional and separate basis for delisting.

The Company will not appeal Nasdaq’s determination to delist the Company’s securities and accordingly, the Company’s securities were suspended from trading on Nasdaq at the opening of business on April 28, 2025. The Company’s securities are currently quoted on the OTC market under the same ticker symbols. The Company is working diligently to complete a business combination as soon as practicable.

The Company will remain a reporting entity under the Securities Exchange Act of 1934, as amended, with respect to continued disclosure of financial and operational information.

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

On August 22, 2024, the Company held a special meeting of stockholders (the “August Special Meeting”). During the August Special Meeting, stockholders approved an amendment to the Company’s amended and restated certificate of incorporation to extend the date by which the Company has to consummate a business combination from August 22, 2024 to October 22, 2025 on a monthly basis by depositing an amount equal to $0.04 multiplied by the number of shares of common stock sold to the public in the IPO and that remain outstanding after giving effect to the shares that were redeemed in connection with the August Special Meeting. In connection with the stockholders’ vote at the August Special Meeting, an aggregate of 262,231 shares with redemption value of approximately $2,956,394 (or $11.27 per share) of the Company’s common stock were tendered for redemption. Yotta subsequently deposited approximately $18,564 into the Trust Account per month (the “Monthly Deposit”) to extend the date by which the Company can complete an initial business combination until April 22, 2025. On March 21, 2025, the Company’s Trust Account received an additional deposit of $55,692.60 from an affiliate of DRIVEiT, along with the Monthly Deposit for April 2025, extending the date by which the Company can complete the initial business combination until July 22, 2025.

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

Note SPA

On October 30, 2024, the Company and DRIVEiT entered into a Securities Purchase Agreement (the “Note SPA”) with a certain investor, pursuant to which the investor agreed to purchase a 10% Original Issue Discount Convertible Note (the “OID Convertible Note”) with an aggregate principal amount of $3.894 million. The OID Convertible Note will be mandatorily converted into shares of a new series of preferred stock of DRIVEiT at a conversion price equal to the Stated Value of such Preferred Stock ($50,000 per share) divided by 3.25. Consequently, immediately before the Business Combination, the Convertible Notes will convert into 254 shares of Series A Preferred Stock of the Company. Upon execution of the Note SPA, the investor purchased the full value of the OID Convertible Note for $2.95 million. Upon the closing of the Business Combination, the preferred stock of DRIVEiT will then be converted into a right to receive an equal number of shares of preferred stock of the Company.

PIPE SPA

On October 30, 2024, the Company and DRIVEiT also entered into a second Securities Purchase Agreement (the “PIPE SPA”) with a certain investor, pursuant to which, upon the terms and subject to the conditions contained therein, the investor is obligated to purchase shares of preferred stock for a purchase price of $8.4 million upon the closing of the Business Combination, and, after the closing of the Business Combination, in nine (9) tranches with each tranche having a purchase price of $5 million. Each purchase of shares of preferred stock under the PIPE SPA is for a number of shares of preferred stock equal to the aggregate purchase price paid by the investor plus a 10% increase, multiplied by 3.25 and divided by the Stated Value (as defined in the PIPE SPA) of the preferred stock. Each share of Series A Preferred Stock is convertible into shares of New DRIVEiT Common Stock. Consequently, immediately upon Business Combination the Company will issue 601 shares of Series A Preferred Stock as consideration for the initial investment of $8.4 million, and 358 shares of Series A Preferred Stock upon every subsequent tranche.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through March 31, 2025 were organizational activities and those necessary to prepare, and consummate, for the IPO and an initial Business Combination. We do not expect to generate any operating revenue until after the completion of our initial Business Combination.

We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended March 31, 2025, we had net loss of $307,319, which consisted of loss of $353,966 derived from general and administrative expenses of $346,266 and franchise tax expense of $7,700, offset by interest income $57,000; income tax expense was $10,353 for the three months period.

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

As of March 31, 2025, we had marketable securities held in the Trust Account of $5,585,178. Interest income on the balance in the Trust Account may be used by us to pay taxes. We did not withdraw interest earned on the Trust Account to pay our taxes during the three months period. We intend to use substantially all of the funds held in the Trust Account, to acquire a target business and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect a Business Combination, the remaining funds held in the Trust Account will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of March 31, 2025, the Company had cash of $73,434 outside the Trust Account and a working capital deficit of $5,023,786. On September 22, 2023, the Company’s stockholders approved an amendment to the Company’s amended and restated certificate of incorporation to permit an extension to as late as August 22, 2024 without depositing any additional funds to the trust account. On each of April 21, 2023, May 19, 2023, June 20, 2023, July 21, 2023 and August 21, 2023, the Company made a deposit of $120,000 to the Trust Account and extended the time to complete a Business Combination to September 22, 2023. On September 22, 2023, the Company’s stockholders approved an amendment to the Company’s amended and restated certificate of incorporation to permit an extension to August 22, 2024 without depositing any additional funds to the Trust Account. On August 22, 2024, the Company’s stockholders approved an amendment to the Company’s amended and restated certificate of incorporation to extend the date by which the Company has to consummate a business combination from August 22, 2024 to October 22, 2025 on a monthly basis by depositing approximately $18,564 per month into the Trust Account. Yotta subsequently deposited approximately $18,564 into the Trust Account per month (the “Monthly Deposit”) to extend the date by which the Company can complete an initial business combination until April 22, 2025. On March 21, 2025, the Company made an additional deposit of $55,692.60 from an affiliate of DRIVEiT, along with the Monthly Deposit for April 2025, extending the date by which the Company can complete the initial business combination until July 22, 2025.

It is uncertain that the Company will be able to consummate a Business Combination by the extended date (or October 22, 2025 if the Sponsor elects to extend the consummation deadline). Moreover, the Company may need to obtain additional financing either to complete its Business Combination or because it becomes obligated to redeem a significant number of public shares upon consummation of its Business Combination, in which case the Company may issue additional securities or incur debt in connection with such a Business Combination. If a Business Combination is not consummated by October 22, 2025, there will be a mandatory liquidation and subsequent dissolution.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non- financial assets.

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

Note SPA

On October 30, 2024, the Company and DRIVEiT entered into a Securities Purchase Agreement (the “Note SPA”) with a certain investor, pursuant to which the investor agreed to purchase a 10% Original Issue Discount Convertible Note (the “OID Convertible Note”) with an aggregate principal amount of $3.894 million. The OID Convertible Note will be mandatorily converted into shares of a new series of preferred stock of DRIVEiT at a conversion price equal to the Stated Value of such Preferred Stock ($50,000 per share) divided by 3.25. Consequently, immediately before the Business Combination, the Convertible Notes will convert into 254 shares of Series A Preferred Stock of the Company. Upon execution of the Note SPA, the investor purchased the full value of the OID Convertible Note for $2.95 million. Upon the closing of the Business Combination, the preferred stock of DRIVEiT will then be converted into a right to receive an equal number of shares of preferred stock of the Company.

PIPE SPA

On October 30, 2024, the Company and DRIVEiT also entered into a second Securities Purchase Agreement (the “PIPE SPA”) with a certain investor, pursuant to which, upon the terms and subject to the conditions contained therein, the investor is obligated to purchase shares of preferred stock for a purchase price of $8.4 million upon the closing of the Business Combination, and, after the closing of the Business Combination, in nine (9) tranches with each tranche having a purchase price of $5 million. Each purchase of shares of preferred stock under the PIPE SPA is for a number of shares of preferred stock equal to the aggregate purchase price paid by the investor plus a 10% increase, multiplied by 3.25 and divided by the Stated Value (as defined in the PIPE SPA) of the preferred stock. Each share of Series A Preferred Stock is convertible into shares of New DRIVEiT Common Stock. Consequently, immediately upon Business Combination the Company will issue 601 shares of Series A Preferred Stock as consideration for the initial investment of $8.4 million, and 358 shares of Series A Preferred Stock upon every subsequent tranche.

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

Critical Accounting Policies

The preparation of unaudited condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates; we have identified the following critical accounting policies:

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

Recent accounting pronouncements

In December 2023, the FASB issued Accounting Standards Update 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosure” (“ASU 2023-09”). ASU 2023-09 mostly requires, on an annual basis, disclosure of specific categories in an entity’s effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. The incremental disclosures may be presented on a prospective or retrospective basis. The ASU is effective for fiscal years beginning after December 15, 2024 with early adoption permitted. The Company adopted this guidance as of March 31, 2025 and there was no significant impact.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended March 31, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective. Management has identified the following material weaknesses which were previously disclosed in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, are not yet remediated. Management continues to devote significant planning and execution efforts toward remediation these material weaknesses:

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

Remediation Plan for the Material Weaknesses

As previously disclosed in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, management has identified material weaknesses as of that date. A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. To remediate the material weaknesses identified above, we are initiating controls and procedures in order to:

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

Changes in Internal Control Over Financial Reporting

Other than the changes intended to remediate the material weakness as discussed above and in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2024, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the fiscal quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

YOTTA ACQUISITION CORPORATION

Date: May 19, 2025	By:	/s/ Hui Chen
	Name:	Hui Chen
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 19, 2025	By:	/s/ Robert L. Labbe
	Name:	Robert L. Labbe
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)